Form 10KSB
period 2005-12-31
AEI Income & Growth Fund 26 LLC
filed 2006-03-30
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

               Commission file number:  333-125266

                 AEI INCOME & GROWTH FUND 26 LLC
         (Name of small business issuer in its charter)

        State of Delaware                41-2173048
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)     Identification No.)

      30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
              (Address of principal executive offices)

                          (651) 227-7333
                   (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                   Limited Liability Company Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]  No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes    No [X]

The Issuer's revenues for the year ended December 31, 2005 were $4.

As of February 28, 2006, there were no Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $0.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

Transitional Small Business Disclosure Format:  Yes   No [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 26 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on March 14, 2005. The registrant is comprised of AEI Fund Management XXI, Inc.
(AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $100,000,000 of limited membership interests (the "Units") (10,000,000 Units at $10 per Unit) pursuant to a registration statement effective October 20, 2005. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). At December 31, 2005, the Company had not received the minimum amount of subscriptions. The Managing Members have contributed capital of $1,000.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. As of December 31, 2005, the Company had not purchased any properties. The Company's properties will be purchased with subscription proceeds without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

        The Company will hold its properties until the Managing Members determine that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Managing Members will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Company expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Company reserves the right, at the discretion of the Managing Members, to either distribute proceeds from the sale of properties to the Members or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Members to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Company will commence liquidation through the sale of its remaining properties ten to twelve years after completion of the acquisition phase, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Members.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties will be leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms will be generally for 15 to 20 years. The leases will provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases may provide the tenants with renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

Major Tenants

       In the event that certain tenants contribute more than ten percent of rental revenue in future years, any failure of these major tenants could materially affect the Company's net income and cash distributions.

Competition

        The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

Employees

        The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

         The Company's investment objectives are to acquire existing or newly-developed commercial properties that offer the potential for (i) regular cash distributions of lease income;
(ii)  growth  in lease income through rent escalation provisions;
(iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the properties.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

Description of Properties

       As of December 31, 2005, the Company had not purchased any properties. The Company's properties will be commercial, single tenant buildings. The properties will be acquired on a debt-free basis and leased to various tenants under triple net leases, which probably will be classified as operating leases. The Company will hold undivided fee simple interests in the properties.

        The Company's properties will be subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property will be leased under a long-term lease, there will be little competition until the Company decides to sell the property. At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Company's tenants will operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        For tax purposes, the Company's properties will be depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company will have tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were no holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on October 20, 2005 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). At December 31, 2005, the Company had not received the minimum amount of subscriptions.

        (c) Beginning in March 2009, pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, the Company did not purchase any Units.

Other Information

        In order for NASD members and their associated persons to participate in the offering and sale of Units of the Company, the Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2005, the Company's Units were valued at $10. The basis for this valuation is the Company is currently engaged in a public offering at a price of $10 per Unit. However, please note that there is no public trading market for the Units nor is one ever expected to develop and there can be no assurance that Limited Members could receive $10 per unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by our managers, must be evaluated in the context of a number of factors that may affect our financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties we purchase and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for members;

    resolution by our managers of conflicts with which they may be confronted;

    the success of our managers of locating properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties purchased by the Company operate.


The Application of Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

        The Company will purchase properties and record them in the financial statements at the lower of cost or estimated realizable value. The Company initially records the properties at cost (including capitalized acquisition expenses). The Company is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        The Company did not engage in any operations or incur any expenses during the period from inception through December 31, 2005 and its only income was interest earned on the Managing
Members' capital contribution.

Liquidity and Capital Resources

        The Company's primary sources of cash will be proceeds from the sale of Units, interest income, rental income and proceeds from the sale of property. Its primary uses of cash will be investment in real properties, payment of expenses involved in the sale of Units, the organization of the Company, the management of properties, the administration of the Company, and the payment of distributions.

        Before the acquisition of properties, cash flow from operating activities is not significant. Net income, after adjustment for depreciation, is lower during the first few years of operations as administrative expenses remain high and a large amount of the Company's assets remain invested on a short-term basis in lower-yielding cash equivalents. Net income will become the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase.

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the Prospectus or twelve months after the offering terminates. While the Company is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Company's available cash flow.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company has not entered into any formal contractual commitments to expend capital. However, in order to facilitate the purchase of the Company's first property, AEI Fund Management XVII, Inc. (AFM), an affiliate of the Managing Members, purchased a 40% interest in a Gart Sports (Sports Authority) store in Wichita, Kansas for $2,200,000 from an unrelated third party. When sufficient subscription proceeds are raised, the Company anticipates it will purchase the property interest from AFM. The price paid will be equal to the price paid by AFM plus any expenses incurred to transfer ownership of the property to the Company, which are expected to be minimal. Any profit or loss on the property during the period the property is owned by AFM will be paid or charged to the Company. There will be no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and will continue until October 19, 2006, subject to extension to October 19, 2007 if all 10,000,000 LLC Units are not sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). At December 31, 2005, the Company had not received the minimum amount of subscriptions.

        The Operating Agreement requires that no more than 15% of the proceeds from the sale of Units be applied to expenses involved in the sale of Units (including Commissions) and that such expenses, together with acquisition expenses, not exceed 20% of the proceeds from the sale of Units. As set forth under the caption "Estimated Use of Proceeds" of the Prospectus, the Managing Members anticipate that 15% of such proceeds will be applied to cover organization and offering expenses if only the minimum proceeds are obtained and that 12.8% of such proceeds will be applied to such expenses if the maximum proceeds are obtained. To the extent organization and offering expenses actually incurred exceed 15% of proceeds, they are borne by the Managing Members.

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company will declare its regular quarterly distributions before the end of each quarter and pay the distribution in the first ten days after the end of each quarter.

        Beginning in March 2009, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately .5% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.


ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 26 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005

Statements for the Period from Inception (March 14, 2005) to
  December 31, 2005:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2005 and the related statements of income, cash flows and changes in members' equity for the period from inception (March 14, 2005) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2005, and the results of its operations and its cash flows for the period from inception (March 14, 2005) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.




                       /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
                           DECEMBER 31



                             ASSETS

                                                        2005

CURRENT ASSETS:
  Cash and Cash Equivalents                          $   1,004
                                                      =========




                 LIABILITIES AND MEMBERS' EQUITY


MEMBERS' EQUITY:
  Managing Members' Equity                           $   1,004
                                                      ---------
           Total  Liabilities and Members' Equity    $   1,004
                                                      =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
 FOR THE PERIOD FROM INCEPTION (MARCH 14, 2005) TO DECEMBER 31, 2005



                                                        2005

INCOME                                               $       4

EXPENSES:
  LLC Administration - Affiliates                            0
  LLC Administration - Unrelated Parties                     0
                                                      ---------
      Total Expenses                                         0
                                                      ---------

NET INCOME                                           $       4
                                                      =========

NET INCOME ALLOCATED:
  Managing Members                                   $       4
                                                      =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
 FOR THE PERIOD FROM INCEPTION (MARCH 14, 2005) TO DECEMBER 31, 2005



                                                        2005

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                      $       4
                                                      ---------
        Net Cash Provided By
          Operating Activities                               4
                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Managing Members           1,000
                                                      ---------

NET INCREASE IN CASH                                     1,004

CASH, beginning of period                                    0
                                                      ---------
CASH, end of period                                  $   1,004
                                                      =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
 FOR THE PERIOD FROM INCEPTION (MARCH 14, 2005) TO DECEMBER 31,
                              2005


                                                           Limited
                                                            Member
                           Managing  Limited                Units
                           Members   Members   Total     Outstanding


BALANCE, March 14, 2005    $     0  $      0  $      0          0

  Capital Contributions      1,000         0     1,000          0

  Net Income                     4         0         4
                            -------  --------  --------   --------
BALANCE, December 31, 2005 $ 1,004  $      0  $  1,004          0
                            =======  ========  ========   ========




 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005

(1)  Organization -

     AEI Income & Growth Fund 26 LLC (the Company), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (AFM), the Managing Member. Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. All subscriptions will be held in escrow until a minimum of 150,000 Units are sold. As of December 31, 2005, no Limited Members were admitted to the Company. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

     During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the Managing Members determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Members and 1% to the Managing Members until the Limited Members receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6.5% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Members and 10% to the Managing Members. Distributions to the Limited Members will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated 97% to the Limited Members and 3% to the Managing Members. Net losses from operations will be allocated 99% to the Limited Members and 1% to the Managing Members.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005

(1)  Organization - (Continued)

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Operating Agreement as follows: (i) first, to those Members with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Members and 1% to the Managing Members until the aggregate balance in the Limited Members' capital accounts equals the sum of the Limited Members' Adjusted Capital Contributions plus an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Members and 10% to the Managing Members. Losses will be allocated 99% to the Limited Members and 1% to the Managing Members.

     The Managing Members are not required to currently fund a deficit capital balance. Upon liquidation of the Company or withdrawal by a Managing Member, the Managing Members will contribute to the Company an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the Limited Members over the amount previously contributed by the Managing Members.

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Company are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005

(2)  Summary of Significant Accounting Policies - (Continued)

     Income Taxes

       The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.

     Real Estate

       The Company's real estate will be leased under triple net leases classified as operating leases. The leases will provide for base annual rental payments payable in monthly installments. The Company will recognize rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases will be recognized in the year in which they are effective. Contingent rental payments will be recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

       Real estate will be recorded at the lower of cost or estimated net realizable value. The Company will compare the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company will recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The Company will capitalize as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs will be allocated to the land, buildings and equipment.

       The  buildings  and  equipment  of  the  Company  will  be depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  25 years and 5 years, respectively.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005

(3)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:


                                           2005
                                  Carrying      Fair
                                   Amount       Value

     Money Market Funds           $  1,004    $  1,004
                                   --------    --------
          Total Cash and
            Cash Equivalents      $  1,004    $  1,004
                                   ========    ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The Managing Members are AEI Fund Management XXI, Inc. (AFM), the Managing Member, and Robert
P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Since Mr. Johnson serves as the Special Managing Member of the Company, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Special Managing Member, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates will be reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant will be actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        As of December 31, 2005, no Limited Members were admitted to the Company. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). At December 31, 2005, the Company had not received the minimum amount of subscriptions.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses will be allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and will be conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services.


                             PART IV

ITEM 13.  EXHIBITS

     3.1   Certificate of Limited Liability Company (incorporated
     by   reference   to   Exhibit  3.1   of   the   registrant's
     Registration  Statement on Form SB-2 filed on May  26,  2005
     [File No. 333-125266]).

     3.2 Operating Agreement to the Prospectus (incorporated by reference to Exhibit A of the registrant's Registration
     Statement  on Form SB-2 filed on October 14, 2005 [File  No.
     333-125266]).

     10.1  Form  of  Impoundment  Agreement  with  Fidelity  Bank
     (incorporated   by   reference  to   Exhibit   10   of   the
     registrant's Registration Statement on Form SB-2 filed on September 29, 2005 [File No. 333-125266]).

     31.1  Certification of Chief Executive Officer  of  Managing
     Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
     Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2  Certification of Chief Financial Officer  of  Managing
     Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
     Section 302 of the Sarbanes-Oxley Act of 2002.

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2005:

     Fee Category                   2005

     Audit Fees                  $  7,939
     Audit-Related Fees                 0
     Tax Fees                           0
     All Other Fees                     0
                                  --------
          Total Fees             $  7,939
                                  ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.

Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

       Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company's audit committee.



                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AEI INCOME & GROWTH FUND 26
                            Limited Liability Company
                            By: AEI Fund Management XXI, Inc.
                                Its Managing Member


March 24, 2006              By:/s/ Robert P Johnson
                                   Robert P.Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                         Title                        Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 24, 2006
   Robert P.Johnson  and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer and Treasurer    March 24, 2006
   Patrick W.Keene   (Principal Accounting Officer)