Form 10QSB
period 2006-03-31
AEI Income & Growth Fund 26 LLC
filed 2006-05-15
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

               Commission file number:  000-51823


                   AEI INCOME & GROWTH FUND 26 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


     State of Delaware                     41-2173048
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

                        (651) 227-7333
                   (Issuer's telephone number)


                        Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

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

Transitional Small Business Disclosure Format:   Yes      No [X]


                 AEI INCOME & GROWTH FUND 26 LLC


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2006 and December 31, 2005

         Statements for the Period ended March 31, 2006 and 2005:

           Operations

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                  2006         2005

CURRENT ASSETS:
   Cash and Cash Equivalents                   $  1,000     $  1,004
                                                ========     ========




                      LIABILITIES AND MEMBERS' EQUITY


CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $  2,709     $      0

MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                        1,004        1,004
  Accumulated Losses                             (2,713)           0
                                                --------     --------
      Total Members' Equity (Deficit)            (1,709)       1,004
                                                --------     --------
        Total Liabilities and Members' Equity  $  1,000     $  1,004
                                                ========     ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF OPERATIONS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                 2006         2005

INCOME                                         $      1     $      0

EXPENSES:
  LLC Administration - Affiliates                 1,214            0
  LLC Administration - Unrelated Parties          1,500            0
                                                --------     --------
      Total Expenses                              2,714            0
                                                --------     --------

NET LOSS                                       $ (2,713)    $      0
                                                ========     ========

NET LOSS ALLOCATED:
  Managing Members                             $ (2,713)    $      0
                                                ========     ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2006         2005

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                    $ (2,713)    $      0

   Adjustments to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
     Increase in Payable to
     AEI Fund Management, Inc.                    2,709            0
                                                --------     --------
        Net Cash Used For
          Operating Activities                       (4)           0
                                                --------     --------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                              (4)           0

CASH AND CASH EQUIVALENTS, beginning of period    1,004            0
                                                --------     --------
CASH AND CASH EQUIVALENTS, end of period       $  1,000     $      0
                                                ========     ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                                  Member
                             Managing    Limited                  Units
                             Members     Members     Total     Outstanding


BALANCE, March 14, 2005     $     0    $       0   $       0           0

  Capital Contributions           0            0           0           0
                             -------    ---------   ---------   ---------
BALANCE, March 31, 2005     $     0    $       0   $       0           0
                             =======    =========   =========   =========


BALANCE, December 31, 2005  $ 1,004    $       0   $   1,004           0

  Net Loss                   (2,713)           0      (2,713)          0
                             -------    ---------   ---------   ---------
BALANCE, March 31, 2006     $(1,709)   $       0   $  (1,709)          0
                             =======    =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

                           (Unaudited)

(1) The condensed statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-KSB.

(2)  Organization -

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. All subscriptions will be held in escrow until a minimum of 150,000 Units are sold. As of March 31, 2006, no Limited Members were admitted to the Company. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

     During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     At March 31, 2006, the Company had not entered into any formal contractual commitments to expend capital. In order to facilitate the purchase of the Company's first property, AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members, purchased a 40% interest in a Gart Sports (Sports Authority) store in Wichita, Kansas for approximately $2,231,000 from an unrelated third party. Subsequent to March 31, 2006, the Company purchased a 29.5% interest in the property from AFMX. When sufficient additional subscription proceeds are raised, the Company anticipates it will purchase the remaining 10.5% interest from AFMX. The price the Company pays will be equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company, which are expected to be minimal. Any profit or loss on the property during the period the property is owned by AFMX will be paid or charged to the Company. There will be no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the period ended March 31, 2006, the Company has had minimum operations. Expenses incurred represent administrative costs associated with reporting and correspondence requirements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        The Company's primary sources of cash will be proceeds from the sale of Units, interest income, rental income and proceeds from the sale of property. Its primary uses of cash will be investment in real properties, payment of expenses involved in the sale of Units, the management of properties, the organization and administration of the Company, and the payment of distributions.

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

        At March 31, 2006, the Company had not entered into any formal contractual commitments to expend capital. In order to facilitate the purchase of the Company's first property, AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members, purchased a 40% interest in a Gart Sports (Sports Authority) store in Wichita, Kansas for approximately $2,231,000 from an unrelated third party. Subsequent to March 31, 2006, the Company purchased a 29.5% interest in the property from AFMX. When sufficient additional subscription proceeds are raised, the Company anticipates it will purchase the remaining 10.5% interest from AFMX. The price the Company pays will be equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company, which are expected to be minimal. Any profit or loss on the property during the period the property is owned by AFMX will be paid or charged to the Company. There will be no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and will continue until October 19, 2006, subject to extension to October 19, 2007 if all 10,000,000 LLC Units are not sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 Units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on April 3, 2006, the Company accepted subscriptions for 193,231.6 Units for aggregate proceeds of $1,932,316.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 3. CONTROLS AND PROCEDURES.

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

                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
       PROCEEDS

        (a) As of March 31, 2006, there were no holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on October 20, 2005 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). At March 31, 2006, the Company had not received the minimum amount of subscriptions.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1 Assignment and Assumption of Lease and Guaranty dated April 3, 2006 between the Company and AEI Fund Management
    XVII, Inc. relating to the Property at 6959 East 21st Street, Wichita, Kansas (incorporated by reference to
    Exhibit 10.1 of Form 8-K filed April 15, 2006).

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

    32  Certification  of Chief  Executive  Officer   and   Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 5, 2006           AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)