Form 10QSB
period 2006-06-30
AEI Income & Growth Fund 26 LLC
filed 2006-08-14
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                 AEI INCOME & GROWTH FUND 26 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

           Operations

           Cash Flows

           Changes in Members' Equity

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                    2006            2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   136,240      $     1,004
  Receivables                                       42,926                0
                                                -----------      -----------
          Total Current Assets                     179,166            1,004
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             809,831                0
  Buildings and Equipment                        2,442,310                0
  Accumulated Depreciation                         (15,360)               0
                                                -----------      -----------
      Net Investments in Real Estate             3,236,781                0
                                                -----------      -----------
          Total Assets                         $ 3,415,947      $     1,004
                                                ===========      ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $   123,374      $         0
  Distributions Payable                             32,106                0
                                                -----------      -----------
      Total Current Liabilities                    155,480                0
                                                -----------      -----------
MEMBERS' EQUITY:
  Managing Members' Equity                             720            1,004
  Limited Members' Equity, $10 per Unit;
   10,000,000 Units authorized;
   383,958 Units issued and outstanding in 2006  3,259,747                0
                                                -----------      -----------
      Total Members' Equity                      3,260,467            1,004
                                                -----------      -----------
        Total Liabilities and Members' Equity  $ 3,415,947      $     1,004
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended       Six Months Ended
                                6/30/06      6/30/05    6/30/06     6/30/05

INCOME:
   Rent                       $  42,893     $       0   $  42,893  $      0
   Miscellaneous Income           6,199             0       6,199         0
                               ---------     ---------   ---------  --------
        Total Income             49,092             0      49,092         0
                               ---------     ---------   ---------  --------
EXPENSES:
    LLC  Administration -
      Affiliates                  7,957             0       9,171         0
   LLC Administration and
     Property Management  -
     Unrelated  Parties             774             0       2,274         0
    Depreciation                 15,360             0      15,360         0
                               ---------     ---------   ---------  --------
        Total Expenses           24,091             0      26,805         0
                               ---------     ---------   ---------  --------

OPERATING INCOME                 25,001             0      22,287         0

OTHER INCOME:
   Interest Income                  343             0         344         0
                               ---------     ---------   ---------  --------
NET INCOME                    $  25,344     $       0   $  22,631  $      0
                               =========     =========   =========  ========

NET INCOME ALLOCATED:
   Managing Members           $   3,392     $       0   $     679  $      0
   Limited Members               21,952             0      21,952         0
                               ---------     ---------   ---------  --------
                              $  25,344     $       0   $  22,631  $      0
                               =========     =========   =========  ========

NET INCOME PER LLC UNIT       $     .09     $       0   $     .09  $      0
                               =========     =========   =========  ========

Weighted  Average Units
  Outstanding                   249,141             0     249,141         0
                               =========     =========   =========  ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2006           2005

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $    22,631      $       0

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      15,360              0
     Increase in Receivables                          (42,926)             0
     Increase in Payable to
        AEI Fund Management, Inc.                     123,374              0
                                                   -----------      ---------
        Total Adjustments                              95,808              0
                                                   -----------      ---------
        Net Cash Provided By
            Operating Activities                      118,439              0
                                                   -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (3,252,141)             0
                                                   -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions from Managing Members             0          1,000
    Capital  Contributions from Limited Members     3,839,578              0
    Organization and Syndication Costs               (570,640)             0
    Increase in Distributions Payable                  32,106              0
    Distributions to Members                          (32,106)             0
                                                   -----------      ---------
        Net Cash Provided By
            Financing Activities                    3,268,938          1,000
                                                   -----------      ---------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                               135,236          1,000

CASH AND CASH EQUIVALENTS,  beginning of period         1,004              0
                                                   -----------      ---------
CASH AND CASH EQUIVALENTS, end of period          $   136,240      $   1,000
                                                   ===========      =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members      Total      Outstanding


BALANCE, March 14, 2005     $     0   $         0   $         0           0

  Capital Contributions       1,000             0         1,000           0
                             -------   -----------   -----------  ----------
BALANCE, June 30, 2005      $ 1,000   $         0   $     1,000           0
                             =======   ===========   ===========  ==========


BALANCE, December 31, 2005  $ 1,004   $         0   $     1,004           0

  Capital Contributions           0     3,839,578     3,839,578   383,957.8

  Organization and
    Syndication Costs             0      (570,640)     (570,640)

  Distributions                (963)      (31,143)      (32,106)

  Net Income                    679        21,952        22,631
                             -------   -----------   -----------  ----------
BALANCE, June 30, 2006      $   720   $ 3,259,747   $ 3,260,467   383,957.8
                             =======   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At June 30, 2006, 383,957.8
     Units ($3,839,578) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

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

(3)  Investments in Real Estate -

     During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,742. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11 years and annual rental payments of $186,059. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Company.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Sports Authority store was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. In order to facilitate the purchase of the Company's first property, AFMX purchased the property from an unrelated third party on December 22, 2005. The price paid by the Company was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company, which were minimal. There was no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

     On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,021,399. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and annual rental payments of $71,679. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Miscellaneous Income -

     The Company purchased a 40% interest in a Sports Authority store in Wichita, Kansas from an affiliate of the Managing Members. During the period the property was owned by the affiliate, the property generated net income of $6,199. Pursuant to the Operating Agreement, this amount was paid to the Company and is shown as Miscellaneous Income on the Income Statement.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        The Company was organized on March 14, 2005. From this date until the initial subscription proceeds of $1,932,316 were released from escrow on April 3, 2006, the Company had received only $1,000 of capital from the Managing Members, had not conducted any business operations other than those related to the offering and sale of Units and had not admitted any investors as Limited Members.

        For the six months ended June 30, 2006, the Company recognized rental income of $42,893, representing rent from two properties acquired during the period. At June 30, 2006, the scheduled annual rent for the two properties was $257,738.

       The Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas from an affiliate of the Managing Members. During the period the property was owned by the affiliate, the property generated net income of $6,199. Pursuant to the Operating Agreement, this amount was paid to the Company and is shown as Miscellaneous Income on the Income Statement.

        For the six months ended June 30, 2006, the Company incurred LLC administration expenses from affiliated parties of $9,171. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $2,274. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2006, the Company recognized interest income of $344 mainly from subscription proceeds temporarily invested in a money market account.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Company to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, interest income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of Units, the management of properties, the organization and administration of the Company, and the payment of distributions.

        The Company generated $118,439 of cash from operations during the six months ended June 30, 2006, representing net income of $22,631, a non-cash expense of $15,360 for depreciation and a $123,374 increase in the payable to the Company's managers, which were partially offset by an increase in receivables of $42,926.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006, the Company expended $3,252,141 to invest in real properties (inclusive of acquisition expenses). During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,742. On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,021,399.

        The Sports Authority store was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. In order to facilitate the purchase of the Company's first property, AFMX purchased the property from an unrelated third party on December 22, 2005. The price paid by the Company was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company, which were minimal. There was no other benefit arising out of the transaction to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and will continue until October 19, 2006, subject to extension to October 19, 2007 if all 10,000,000 LLC Units are not sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 Units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on April 3, 2006, the Company accepted subscriptions for 193,231.6 Units for aggregate proceeds of $1,932,316. Through June 30, 2006, the Company raised a total of $3,839,578 from the sale of 383,957.8 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $570,640.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the six months ended June 30, 2006, the Company declared distributions of $32,106, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the Prospectus or twelve months after the offering terminates. As of the date of this filing, the Company had no formal contractual commitments to expend capital.

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

ITEM 2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
       PROCEEDS

        (a) During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on October 20, 2005 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through June 30, 2006, the Company had sold 383,957.8 Units for gross offering proceeds of $3,839,578.

       From gross offering proceeds, the Company paid $377,097 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $253,979 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $1,564 and other organization and syndication costs of $191,979 of which $88,325 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to June 30, 2006, the Company paid commissions, organization and syndication costs totaling $570,640.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
       PROCEEDS

        From the net offering proceeds, the Company expended $3,252,141 to acquire real estate of which $3,201,220 represented cash paid to unaffiliated sellers of real estate and $50,921 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1 Assignment and Assumption of Purchase and Sale Agreement dated May 24, 2006 between the Company, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 5, 2006).

    10.2 Assignment and Assumption of Lease dated May 31, 2006 between the Company, AEI Income & Growth Fund 24 LLC and Blue Bell Partners, LLC relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 5, 2006).

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

Dated:  August 11, 2006       AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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