Form 10QSB
period 2006-09-30
AEI Income & Growth Fund 26 LLC
filed 2006-11-14
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                 AEI INCOME & GROWTH FUND 26 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006  and 2005:

           Income

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                       2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                       $   712,324    $     1,004

INVESTMENTS IN REAL ESTATE:
  Land                                              1,139,163              0
  Buildings and Equipment                           3,244,011              0
  Accumulated Depreciation                            (41,120)             0
                                                   -----------    -----------
      Net Investments in Real Estate                4,342,054              0
                                                   -----------    -----------
          Total Assets                            $ 5,054,378    $     1,004
                                                   ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    70,439    $         0
  Distributions Payable                                58,045              0
                                                   -----------    -----------
      Total Current Liabilities                       128,484              0
                                                   -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                                (60)         1,004
  Limited Members' Equity, $10 per Unit;
   10,000,000 Units authorized;
   582,408  Units issued and outstanding in 2006    4,925,954              0
                                                   -----------    -----------
      Total Members' Equity                         4,925,894          1,004
                                                   -----------    -----------
       Total Liabilities and Members' Equity      $ 5,054,378    $     1,004
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                9/30/06      9/30/05     9/30/06     9/30/05

INCOME:
   Rent                        $  66,699   $       0   $  109,592  $       0
   Miscellaneous Income                0           0        6,199          0
                                ---------   ---------   ----------  ---------
        Total Income              66,699           0      115,791          0
                                ---------   ---------   ----------  ---------
EXPENSES:
   LLC  Administration -
    Affiliates                    13,808           0        22,979         0
   LLC Administration
    and Property Management  -
    Unrelated  Parties             2,171           0         4,445         0
   Depreciation                   25,760           0        41,120         0
                                ---------   ---------    ---------- ---------
        Total Expenses            41,739           0        68,544         0
                                ---------   ---------    ---------- ---------
OPERATING INCOME                  24,960           0        47,247         0

OTHER INCOME:
   Interest Income                 7,102           0         7,446         0
                                ---------   ---------    ----------  --------
NET INCOME                     $  32,062   $       0    $   54,693  $      0
                                =========   =========    ==========  ========

NET INCOME ALLOCATED:
   Managing Members            $     962   $       0    $    1,641  $      0
   Limited Members                31,100           0        53,052         0
                                ---------   ---------    ----------  --------
                               $  32,062   $       0    $   54,693  $      0
                                =========   =========    ==========  ========

NET INCOME PER LLC UNIT        $     .07   $       0    $      .15  $      0
                                =========   =========    ==========  ========

Weighted  Average Units
  Outstanding                    450,428           0       349,784         0
                                =========   =========    ==========  ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2006          2005

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $    54,693     $       0

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                    41,120             0
     Increase in Payable to
        AEI Fund Management, Inc.                    70,439             0
                                                 -----------     ---------
        Total Adjustments                           111,559             0
                                                 -----------     ---------
        Net Cash Provided By
            Operating Activities                    166,252             0
                                                 -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in  Real  Estate               (4,383,174)            0
                                                 -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from  Managing Members           0         1,000
   Capital  Contributions from Limited Members    5,824,083             0
   Organization and Syndication Costs              (863,735)            0
   Increase in Distributions Payable                 58,045             0
   Distributions to Members                         (90,151)            0
                                                 -----------     ---------
        Net Cash Provided By
            Financing Activities                  4,928,242         1,000
                                                 -----------     ---------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             711,320         1,000

CASH AND CASH EQUIVALENTS,  beginning of period       1,004             0
                                                 -----------     ---------
CASH AND CASH EQUIVALENTS, end of period        $   712,324     $   1,000
                                                 ===========     =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                 Limited
                                                                 Member
                             Managing    Limited                  Units
                             Members     Members     Total     Outstanding


BALANCE, March 14, 2005     $     0   $        0   $        0           0

  Capital Contributions       1,000            0        1,000           0
                             -------   ----------   ----------  ----------
BALANCE, September 30, 2005 $ 1,000   $        0   $    1,000           0
                             =======   ==========   ==========  ==========


BALANCE, December 31, 2005  $ 1,004   $        0   $    1,004           0

  Capital Contributions           0    5,824,083    5,824,083   582,408.3

  Organization and
    Syndication Costs             0     (863,735)    (863,735)

  Distributions              (2,705)     (87,446)     (90,151)

  Net Income                  1,641       53,052       54,693
                             -------   ----------   ----------  ----------
BALANCE, September 30, 2006 $   (60)  $4,925,954   $4,925,894   582,408.3
                             =======   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units
     ($1,500,000) were accepted. At September 30, 2006, 582,408.3 Units ($5,824,083) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

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

(3)  Investments in Real Estate -

     During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11 years and initial annual rent of $186,059. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Company.

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

     On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,021,461. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $71,679. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

     On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,960. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $81,497.

     Subsequent to September 30, 2006, the Company purchased an additional 50% interest in this property from AFMX. The Company also expects to purchase the remaining 13% interest in this property from AFMX once there are adequate funds from the sale of units, and provided the Managing Members conclude that the purchase provides adequate diversity of the Company's holdings. In order to facilitate the purchase of this property, AFMX purchased a 63% interest in the property for approximately $1,893,000. The lease requires initial annual rent of $138,765 for this interest.

     Another Applebee's restaurant has been identified as a possible acquisition for the Company. On September 21, 2006, AFMX purchased an Applebee's restaurant in Crawfordsville, Indiana for approximately $3,045,000. This property is also leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $223,222. Based upon the availability of sufficient additional subscription proceeds, the Company anticipates purchasing this property in whole or in part from AFMX. Whether the Company purchases the entire property or only a partial interest in it will depend upon several factors including the amount of subscription proceeds raised, the time it takes to raise the proceeds, the diversification of the Company's property portfolio, and the availability of other properties the Company may acquire, among other factors.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     For a property interest purchased from AFMX, the price paid by the Company will be equal to the price paid by AFMX plus the expenses incurred by it to transfer ownership of the property to the Company. Those expenses are expected to be minimal. Any profit or loss on the property interest during the period the interest is owned by AFMX will be paid or charged to the Company. There will be no other benefit arising out of the transactions to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the nine months ended September 30, 2006, the Company recognized rental income of $109,592, representing rent from three properties acquired during the period. At September 30, 2006, the scheduled annual rent for the three properties was $339,235.

       The Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas from an affiliate of the Managing Members. During the period the property was owned by the affiliate, the property generated net income of $6,199. Pursuant to the Operating Agreement, this amount was paid to the Company and is shown as Miscellaneous Income on the Income Statement.

        For the nine months ended September 30, 2006, the Company incurred LLC administration expenses from affiliated parties of $22,979. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $4,445. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the nine months ended September 30, 2006, the Company recognized interest income of $7,446 mainly from subscription proceeds temporarily invested in a money market account.

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

        The Company generated $166,252 of cash from operations during the nine months ended September 30, 2006, representing net income of $54,693, a non-cash expense of $41,120 for depreciation and a $70,439 increase in the payable to the Company's managers.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006, the Company expended $4,383,174 to invest in real properties (inclusive of acquisition expenses). During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,021,461. On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,960.

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

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and will continue until October 19, 2007, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 Units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on April 3, 2006, the Company accepted subscriptions for 193,231.6 Units for aggregate proceeds of $1,932,316. Through September 30, 2006, the Company raised a total of $5,824,083 from the sale of 582,408.3 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $863,735.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the nine months ended September 30, 2006, the Company declared distributions of $90,151, which were distributed 97% to Limited Members and 3% to the Managing Members.

        Beginning in April 2009, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the Prospectus or twelve months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at September 30, 2006, it had identified two properties as potential acquisitions.

       Subsequent to September 30, 2006, the Company purchased an additional 50% interest in the Applebee's restaurant in Indianapolis, Indiana from AFMX. The Company also expects to purchase the remaining 13% interest in this property from AFMX once there are adequate funds from the sale of units, and provided the Managing Members conclude that the purchase provides adequate diversity of the Company's holdings. In order to facilitate the purchase of this property, AFMX purchased a 63% interest in the property for approximately $1,893,000.

        Another Applebee's restaurant has been identified as a possible acquisition for the Company. On September 21, 2006, AFMX purchased an Applebee's restaurant in Crawfordsville, Indiana for approximately $3,045,000. Based upon the availability of sufficient additional subscription proceeds, the Company anticipates purchasing this property in whole or in part from AFMX. Whether the Company purchases the entire property or only a partial interest in it will depend upon several factors including the amount of subscription proceeds raised, the time it takes to raise the proceeds, the diversification of the Company's property portfolio, and the availability of other properties the Company may acquire, among other factors.

        For a property interest purchased from AFMX, the price paid by the Company will be equal to the price paid by AFMX plus the expenses incurred by it to transfer ownership of the property to the Company. Those expenses are expected to be minimal. Any profit or loss on the property interest during the period the interest is owned by AFMX will be paid or charged to the Company. There will be no other benefit arising out of the transactions to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

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

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on October 20, 2005 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through September 30, 2006, the Company had sold 582,408.3 Units for gross offering proceeds of $5,824,083.

       From gross offering proceeds, the Company paid $570,967 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $377,725 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $1,564 and other organization and syndication costs of $291,204 of which $139,536 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to September 30, 2006, the Company paid commissions, organization and syndication costs totaling $863,735.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

        From the net offering proceeds, the Company expended $4,383,174 to acquire real estate of which $4,313,047 represented cash paid to unaffiliated sellers of real estate and $70,127 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

        (c) Beginning in January 2009, pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 80% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, the Company did not purchase any Units.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Company, AEI Fund
    Management XVII, Inc. and AEI Fund Management, Inc. relating to the Property at 7345 E. Washington Street, Indianapolis, Indiana (incorporated by reference to Exhibit
    10.1 of Form 8-K filed September 26, 2006).

    10.2 Net Lease Agreement dated September 21, 2006 between the Company, AEI Fund Management XVII, Inc. and Apple Indiana II LLC relating to the Property at 7345 E. Washington Street, Indianapolis, Indiana (incorporated by reference to Exhibit
    10.2 of Form 8-K filed September 26, 2006).

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

Dated:  November 10, 2006     AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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