Form 10KSB
period 2006-12-31
AEI Income & Growth Fund 26 LLC
filed 2007-03-27
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $220,724.

As of February 28, 2007, there were 1,042,949.4 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $10,429,494.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

Transitional Small Business Disclosure Format:    Yes      No [X]
  Use Company NOT Partnership, LLC Unit and LLC administration expenses


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 26 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on March 14, 2005. The registrant is comprised of AEI Fund Management XXI, Inc.
(AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $100,000,000 of limited membership interests (the "Units") (10,000,000 Units at $10 per Unit) pursuant to a registration statement effective October 20, 2005. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At December 31, 2006, 882,126.8 Units ($8,821,268) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. As of December 31, 2006, the Company had purchased four properties, including partial interests in three properties at a total cost of $7,545,000. The properties are commercial, single tenant buildings leased under triple net leases. The Company is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

        The Company's properties were purchased with subscription proceeds without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 13 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

Property Activity

       During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. The property was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. In order to facilitate the purchase of the Company's first property, AFMX purchased the property from an unrelated third party on December 22, 2005. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11 years and initial annual rent of $186,059. The remaining interest in this property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Company.

        On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,022,289. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $71,679. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

        On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,049 from the tenant. During the fourth quarter of 2006, the Company purchased the remaining 63% interest in this property for $1,924,138 from AFMX. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $220,262.

       On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771 from AFMX. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $89,289. The remaining interest in the property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In order to facilitate the Company's purchase of the Applebee's property interests, AFMX purchased the properties from Apple Indiana II LLC, an unrelated third party, on September 21, 2006. For the property interests purchased from AFMX, the price paid by the Company was equal to the price paid by AFMX plus the expenses incurred by it to transfer ownership of the property to the Company, which were minimal. There was no other benefit arising out of the transactions to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

Major Tenants

        During 2006, three tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2006. Because the Company has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Company's rental revenue in 2007 and future years. In the event that certain tenants contribute more than ten percent of rental revenue in future years, any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The only exceptions are under the Leases for the Sports Authority and Advance Auto Parts stores, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. The Company holds an undivided fee simple interest in the properties.

        The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Company decides to sell the property. At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Company's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2006.

                              Total Property              Annual    Annual
                     Purchase   Acquisition                Lease    Rent Per
    Property           Date      Costs       Tenant       Payment   Sq. Ft.

Sports Authority Store
 Wichita, KS4/3/06 to
 (40.0%)              6/30/06   $2,230,753 TSA Stores, Inc. $186,059 $ 8.90

Advance Auto Parts Store
 Middletown, OH                             Advance Stores
 (55.0%)              6/1/06    $1,022,289  Company, Inc.   $ 71,679 $18.94

Applebee's Restaurant 9/21/06 to            Apple Indiana
 Indianapolis, IN      12/1/06  $3,054,187     II LLC       $220,262 $42.12

Applebee's Restaurant
 Crawfordsville, IN                         Apple Indiana
 (40%)                12/29/06  $1,237,771     II LLC       $ 89,289 $42.44


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interest in the Sports Authority store is owned by AEI Income & Growth Fund 25 LLC. The remaining interest in the Advance Auto Parts store is owned by AEI Income & Growth Fund 24 LLC. The remaining interest in the Applebee's restaurant in Crawfordsville, Indiana is owned by AEI Income & Growth Fund XXII Limited Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The Company accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Sports Authority store, which had a remaining primary term of 11 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes.

        At December 31, 2006, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 263 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $5,342 were made to the Managing Members and $172,728 were made to the Limited Members in 2006. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on October 20, 2005 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through December 31, 2006, the Company had sold 882,126.8 Units for gross offering proceeds of $8,821,268.

       From gross offering proceeds, the Company paid $860,461 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $572,653 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $5,492 and other organization and syndication costs of $441,063 of which $220,077 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to December 31, 2006, the Company paid commissions, organization and syndication costs totaling $1,307,017.

        From the net offering proceeds, the Company expended $7,545,000 to acquire real estate of which $7,424,287 represented cash paid to unaffiliated sellers of real estate and $120,713 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

        In order for NASD members and their associated persons to participate in the offering and sale of Units of the Company, the Company is required, pursuant to NASD Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2006, the Company's Units were valued at $10. The basis for this valuation is the Company is currently engaged in a public offering at a price of $10 per Unit. However, please note that there is no public trading market for the Units nor is one ever expected to develop and there can be no assurance that Limited Members could receive $10 per unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. In addition, the Company has not performed an evaluation of the Company properties and, therefore, this valuation is not based upon the value of the Company properties, nor does it represent the amount Limited Members would receive if the Company properties were sold and the proceeds distributed to the Limited Members in a liquidation of the Company, which amount would most likely be less than $10 per Unit as a result of the fact that, at the time the Company is purchasing its properties, the amount of funds available for investment in properties is approximately 15% less than the offering proceeds due to the payment of organization and offering expenses, including selling commissions, as described in more detail in the Company's Prospectus.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for Members;

    resolution by the Managing Members of conflicts with which they may be confronted;

    the success of the Managing Members of locating properties with favorable risk return characteristics;

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Company operate.

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

        The Company purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Company initially records the properties at cost (including capitalized acquisition expenses). The Company is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the year ended December 31, 2006, the Company recognized rental income of $218,953, representing rent from four properties acquired during the period. At December 31, 2006, the scheduled annual rent for the four properties was $567,289.

       The Company purchased a 40% interest in a Sports Authority store in Wichita, Kansas from an affiliate of the Managing Members. During the period the property was owned by the affiliate, the property generated net income of $6,199. The Company purchased a 63% interest in an Applebee's restaurant in Indianapolis, Indiana and a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana from an affiliate of the Managing Members. During the period the properties were owned by the affiliate, the properties generated a net loss of $1,616 and $2,812, respectively. Pursuant to the Operating Agreement, these amounts were paid to or charged to the Company and are shown as Miscellaneous Income on the Income Statement.

       For the year ended December 31, 2006, the Company incurred LLC administration expenses from affiliated parties of $40,207. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $5,744. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the year ended December 31, 2006, the Company recognized interest income of $10,263 mainly from subscription proceeds temporarily invested in a money market account.

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

        The Company generated $271,540 of cash from operations during the year ended December 31, 2006, representing net income of $102,013, a non-cash expense of $83,023 for depreciation and an $86,504 increase in the payable to the Company's managers.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2006, the Company expended $7,545,000 to invest in real properties (inclusive of acquisition expenses). During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,022,289. On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,049. During the fourth quarter of 2006, the Company purchased the remaining 63% interest in this property for $1,924,138. On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771.

        The Sports Authority store, the Applebee's restaurant in Crawfordsville, Indiana and the 63% interest in the Applebee's restaurant in Indianapolis, Indiana were purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. In order to facilitate the Company's purchase of these property interests, AFMX purchased the properties from an unrelated third parties. For property interests purchased from AFMX, the price paid by the Company was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company, which were minimal. There was no other benefit arising out of the transactions to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and will continue until October 19, 2007, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 Units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on April 3, 2006, the Company accepted subscriptions for 193,231.6 Units for aggregate proceeds of $1,932,316. Through December 31, 2006, the Company raised a total of $8,821,268 from the sale of 882,126.8 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $1,307,017.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the year ended December 31, 2006, the Company declared distributions of $178,070, which were distributed 97% to Limited Members and 3% to the Managing Members.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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





                 AEI INCOME & GROWTH FUND 26 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2006 and 2005

Statements for the Year Ended December 31, 2006 and for the
  Period from Inception (March 14, 2005) to December 31, 2005:

     Income

     Cash Flows

     Changes in Members' Equity

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2006 and 2005 and the related statements of income, cash flows and changes in members' equity for the year ended December 31, 2006 and for the period from inception (March 14, 2005) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from inception (March 14, 2005) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.




                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                     2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   151,644   $     1,004

INVESTMENTS IN REAL ESTATE:
  Land                                             2,036,625             0
  Buildings and Equipment                          5,508,375             0
  Accumulated Depreciation                           (83,023)            0
                                                  -----------   -----------
      Net Investments in Real Estate               7,461,977             0
                                                  -----------   -----------
          Total Assets                           $ 7,613,621   $     1,004
                                                  ===========   ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    86,504   $         0
  Distributions Payable                               87,919             0
                                                  -----------   -----------
      Total Current Liabilities                      174,423             0
                                                  -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                            (1,278)        1,004
  Limited Members' Equity, $10 per Unit;
   10,000,000 Units authorized;
   882,127  Units issued and outstanding in 2006   7,440,476             0
                                                  -----------   -----------
      Total Members' Equity                        7,439,198         1,004
                                                  -----------   -----------
        Total Liabilities and Members' Equity    $ 7,613,621   $     1,004
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
        FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE
   PERIOD FROM INCEPTION (MARCH 14, 2005) TO DECEMBER 31, 2005


                                                       2006          2005

INCOME
  Rental Income                                  $   218,953   $         0
  Miscellaneous Income                                 1,771             0
                                                  -----------   -----------
      Total Income                                   220,724             0
                                                  -----------   -----------

EXPENSES:
  LLC Administration - Affiliates                     40,207             0
  LLC Administration and Property
     Management - Unrelated Parties                    5,744             0
  Depreciation                                        83,023             0
                                                  -----------   -----------
      Total Expenses                                 128,974             0
                                                  -----------   -----------

OPERATING INCOME                                      91,750             0

OTHER INCOME:
  Interest Income                                     10,263             4
                                                  -----------   -----------
NET INCOME                                       $   102,013   $         4
                                                  ===========   ===========

NET INCOME ALLOCATED:
  Managing Members                               $     3,060   $         4
  Limited Members                                     98,953             0
                                                  -----------   -----------
                                                 $   102,013   $         4
                                                  ===========   ===========

NET INCOME PER LLC UNIT                          $       .21   $         0
                                                  ===========   ===========

Weighted Average Units Outstanding                   460,607             0
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
        FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE
   PERIOD FROM INCEPTION (MARCH 14, 2005) TO DECEMBER 31, 2005

                                                   2006            2005

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                 $   102,013    $         4

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                    83,023              0
     Increase in Payable to
        AEI Fund Management, Inc.                    86,504              0
                                                 -----------    -----------
        Total Adjustments                           169,527              0
                                                 -----------    -----------
        Net Cash Provided By
            Operating Activities                    271,540              4
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                   (7,545,000)             0
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions from Managing Members           0          1,000
    Capital  Contributions from Limited Members   8,821,268              0
    Organization and Syndication Costs           (1,307,017)             0
    Increase in Distributions Payable                87,919              0
    Distributions to Members                       (178,070)             0
                                                 -----------    -----------
        Net Cash Provided By
            Financing Activities                  7,424,100          1,000
                                                 -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             150,640          1,004

CASH AND CASH EQUIVALENTS, beginning of period        1,004              0
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $   151,644    $     1,004
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
        FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE
   PERIOD FROM INCEPTION (MARCH 14, 2005) TO DECEMBER 31, 2005


                                                                   Limited
                                                                    Member
                               Managing    Limited                  Units
                               Members     Members     Total     Outstanding


BALANCE, March 14, 2005      $      0   $        0  $        0           0

  Capital Contributions         1,000            0       1,000           0

  Net Income                        4            0           4
                              --------   ----------  ----------  ----------
BALANCE, December 31, 2005      1,004            0       1,004           0

  Capital Contributions             0    8,821,268   8,821,268   882,126.8

  Organization and
    Syndication Costs               0   (1,307,017) (1,307,017)

  Distributions                (5,342)    (172,728)   (178,070)

  Net Income                    3,060       98,953     102,013
                              --------   ----------  ----------  ----------
BALANCE, December 31, 2006   $ (1,278)  $7,440,476  $7,439,198   882,126.8
                              ========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At December 31, 2006, 882,126.8
     Units ($8,821,268) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

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

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

       The   Company's  cash  is  deposited  primarily   in   two
       financial institutions and at times during the year it may exceed FDIC insurance limits.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of   business.    The  Company  performs  ongoing   credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Receivables considered uncollectible are written off.

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

     Real Estate

       The Company's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Company compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The Company has capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings   and  equipment  of   the   Company   are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  25 years and 5 years, respectively.

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

       The Company accounts for properties owned as tenants-in-common with affiliated Companies and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

     The Company owns a 55% interest in an Advance Auto Parts store. The remaining interest in this property is owned by AEI Income & Growth Fund 24 LLC, an affiliate of the
     Company.

     During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority store for $2,230,753.
     The property was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. In order to facilitate the purchase of the Company's first property, AFMX purchased the property from an unrelated third party on December 22, 2005. The remaining interest in this property is owned by AEI Income & Growth Fund 25 LLC, an affiliate of the Company.

     During the fourth quarter of 2006, the Company purchased the remaining 63% of the Applebee's restaurant in Indianapolis, Indiana that it did not already own for $1,924,138. On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771. In order to facilitate the Company's purchase of these property interests, AFMX purchased the properties from Apple Indiana II LLC, an unrelated third party, on September 21, 2006. The remaining interest in the property in Crawfordsville is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

     For the property interests purchased from AFMX, the price paid by the Company was equal to the price paid by AFMX plus the expenses incurred by it to transfer ownership of the property to the Company, which were minimal. There was no other benefit arising out of the transactions to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.



                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

(3)  Related Party Transactions - (Continued)

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                         Total Incurred by the Company
                                         for the Year Ended December 31

                                                        2006        2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  the results of operations to the Limited Members.   $  40,207  $       0
                                                       ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                     $   5,744  $       0
                                                       ========   ========

c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Company.                                        $ 120,713  $       0
                                                       ========   ========

d.ASI was the underwriter of the Company's offering.  AEI
  Capital Corporation is the sole stockholder of ASI, which is a member of the National Association of Securities Dealers,
  Inc.  ASI received, as underwriting commissions,10% for
  sale of certain subscription Units (a majority of this
  amount was re-allowed to other participating
  broker/dealers). These costs are treated as a reduction
  of members' capital.                                $ 865,953  $       0
                                                       ========   ========
e.AEI is reimbursed for all costs incurred in
  connection with managing the Company's offering
  and organization.                                   $ 220,077  $       0
                                                       ========   ========

f.AEI is reimbursed for all direct expenses it has paid on the
  Company's behalf to third parties relating to the offering and organization of the Company.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, underwriting costs and due
  diligence fees.                                     $ 220,987  $       0
                                                       ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, d and f.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The only exceptions are under the Leases for the Sports Authority and Advance Auto Parts stores, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Sports Authority store, which had a remaining primary term of 11 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

     The Company's properties are commercial, single-tenant buildings. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2006. The Advance Auto Parts store was constructed in 2004 and acquired in 2006. The Applebee's restaurant in Indianapolis, Indiana was constructed in 1997 and acquired in 2006. The
     Applebee's restaurant in Crawfordsville, Indiana was constructed in 1996 and acquired in 2006. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2006 are as follows:

                                       Buildings and           Accumulated
     Property                   Land     Equipment     Total   Depreciation

Sports Authority,
 Wichita, KS                $  697,617  $1,533,136  $2,230,753  $   42,992
Advance Auto Parts,
 Middletown, OH                112,315     909,974   1,022,289      21,233
Applebee's, Indianapolis, IN   889,340   2,164,847   3,054,187      18,798
Applebee's, Crawfordsville, IN 337,353     900,418   1,237,771           0
                             ----------  ----------  ----------  ----------
                            $2,036,625  $5,508,375  $7,545,000  $   83,023
                             ==========  ==========  ==========  ==========

     During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11 years and initial annual rent of $186,059.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

(4)  Investments in Real Estate - (Continued)

     On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,022,289. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $71,679.

     On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,049. During the fourth quarter of 2006, the Company purchased the remaining 63% interest in this property for $1,924,138. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $220,262.

     On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $89,289.

     For properties owned as of December 31, 2006, the minimum future rent payments required by the leases are as follows:

                       2007           $  582,794
                       2008              585,895
                       2009              585,895
                       2010              585,895
                       2011              591,699
                       Thereafter      7,031,427
                                       ----------
                                      $9,963,605
                                       ==========

     There were no contingent rents recognized in 2006.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the year ended December 31:

            Tenants               Industry          2006

     TSA Stores, Inc.              Retail         $ 129,757
     Apple American Group          Restaurant        47,190
     Advance Stores Company, Inc.  Retail            42,006
                                                   ---------
     Aggregate rent revenue of major tenants      $ 218,953
                                                   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 100%
                                                   =========

(6)  Miscellaneous Income -

     The Company purchased a 40% interest in a Sports Authority store in Wichita, Kansas from an affiliate of the Managing Members. During the period the property was owned by the affiliate, the property generated net income of $6,199. The Company purchased a 63% interest in an Applebee's restaurant in Indianapolis, Indiana and a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana from an affiliate of the Managing Members. During the period the properties were owned by the affiliate, the properties generated a net loss of $1,616 and $2,812, respectively. Pursuant to the Operating Agreement, these amounts were paid to or charged to the Company and are shown as Miscellaneous Income on the Income Statement.

(7)  Members' Capital -

     Cash distributions of $5,342 were made to the Managing Members and $172,728 were made to the Limited Members for the year ended December 31, 2006. The Limited Members' distributions represent $0.38 per LLC Unit outstanding using 460,607 weighted average Units in 2006. The distributions represent $0.21 per Unit of Net Income and $0.17 per Unit of return of contributed capital in 2006.

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        2006       2005

     Net Income for Financial Reporting Purposes    $  102,013   $     4

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes     32,711         0
                                                     ----------   -------
           Taxable Income to Members                $  134,724   $     4
                                                     ==========   =======


     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2006        2005

     Members' Equity for Financial Reporting Purposes  $7,439,198  $   1,004

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes        32,711          0

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          1,301,525          0
                                                        ----------  ---------
           Members' Equity for Tax Reporting Purposes  $8,773,434  $   1,004
                                                        ==========  =========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2006                 2005
                          Carrying     Fair    Carrying       Fair
                           Amount     Value     Amount        Value

     Money Market Funds   $151,644  $151,644   $  1,004     $  1,004
                           --------  --------   --------     --------
      Total Cash and
        Cash Equivalents  $151,644  $151,644   $  1,004     $  1,004
                           ========  ========   ========     ========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

        There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2007. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
       (Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant will be actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2007:


     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   Robert P. Johnson                        0            0%
   Patrick W. Keene                         0            0%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing Member, Robert P. Johnson, is also the Special Managing Member of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing Member. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2006, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
        DIRECTOR INDEPENDENCE.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2006.

Person or Entity                                     Amount Incurred From
 Receiving                Form and Method         Inception (March 14, 2005)
Compensation              of Compensation            To December 31, 2006

AEI Securities, Inc. Selling Commissions equal to 10%        $865,953
                     of proceeds most of which were
                     reallowed to Participating Dealers.

Managing Members     Reimbursement at Cost for other         $441,064
and Affiliates       Organization and Offering Costs.

Managing Members     Reimbursement at Cost for all           $120,713
and Affiliates       Acquisition Expenses.

Managing Members     Reimbursement at Cost for all           $ 40,207
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties  and  all  other  transfer
                     agency, reporting, Member relations
                     and other administrative functions.

Managing Members     Reimbursement at Cost for all expenses  $      0
and Affiliates       related to the disposition of the
                     Fund's properties.

Managing Members     3% of Net Cash Flow in any fiscal year. $  5,342

Managing Members     1% of distributions of Net Proceeds of  $      0
                     Sale until Limited Members have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 6.5% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not
                     compounded, to the extent not previously distributed. 10% of distributions of
                     Net Proceeds of Sale thereafter.




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

     10.2 Assignment and Assumption of Lease and Guaranty dated April 3, 2006 between the Company and AEI Fund Management
     XVII, Inc. relating to the Property at 6959 East 21st Street, Wichita, Kansas (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed April 5, 2006).

     10.3 Assignment and Assumption of Purchase and Sale Agreement dated May 24, 2006 between the Company, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 7, 2006).

     10.4 Assignment and Assumption of Lease dated May 31, 2006 between the Company, AEI Income & Growth Fund 24 LLC and Blue Bell Partners, LLC relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 7,
     2006).

     10.5 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Company, AEI Fund Management XVII, Inc. and AEI Fund Management, Inc. relating to the Property at 7345 E. Washington Street, Indianapolis, Indiana (incorporated by reference to Exhibit
     10.1 of Form 8-K filed September 26, 2006).

     10.6 Net Lease Agreement dated September 21, 2006 between the Company, AEI Fund Management XVII, Inc. and Apple Indiana II LLC relating to the Property at 7345 E. Washington Street, Indianapolis, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 26,
     2006).

     10.7 Assignment and Assumption of Lease dated December 29, 2006 between the Company, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed January 8, 2007).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                            2006       2005

     Audit Fees                           $  12,001   $  7,939
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  12,001   $  7,939
                                           =========   ========

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


                           AEI INCOME & GROWTH FUND 26
                           Limited Liability Company
                           By: AEI Fund Management XXI, Inc.
                              Its Managing Member


March 23, 2007             By: /s/ Robert P Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                          Title                    Date


/s/Robert P Johnson   President (Principal Executive Officer) March 23, 2007
   Robert P. Johnson  and Sole Director of Managing Member


/s/Patrick W Keene    Chief Financial Officer and Treasurer   March 23, 2007
   Patrick W. Keene   (Principal Accounting Officer)