Form 10QSB
period 2007-03-31
AEI Income & Growth Fund 26 LLC
filed 2007-05-14
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                 AEI INCOME & GROWTH FUND 26 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Period ended March 31, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                    2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,924,129    $   151,644

INVESTMENTS IN REAL ESTATE:
  Land                                            2,036,625      2,036,625
  Buildings and Equipment                         5,508,375      5,508,375
  Accumulated Depreciation                         (138,107)       (83,023)
                                                 -----------    -----------
      Net Investments in Real Estate              7,406,893      7,461,977
                                                 -----------    -----------
          Total Assets                          $ 9,331,022    $ 7,613,621
                                                 ===========    ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    58,521    $    86,504
  Distributions Payable                             123,743         87,919
  Unearned Rent                                       5,973              0
                                                 -----------    -----------
      Total Current Liabilities                     188,237        174,423
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members' Equity                           (2,899)        (1,278)
  Limited Members' Equity, $10 per Unit;
    10,000,000 Units authorized;
    1,088,040 and 882,127 Units issued and
    outstanding  in 2007 and 2006, respectively   9,145,684      7,440,476
                                                 -----------    -----------
      Total Members' Equity                       9,142,785      7,439,198
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $ 9,331,022    $ 7,613,621
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF OPERATIONS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2007          2006

INCOME
  Rental Income                                  $   143,373   $         0

EXPENSES:
  LLC Administration - Affiliates                     22,757         1,214
  LLC Administration and Property
     Management - Unrelated Parties                    5,475         1,500
  Depreciation                                        55,084             0
                                                  -----------   -----------
      Total Expenses                                  83,316         2,714
                                                  -----------   -----------

OPERATING INCOME (LOSS)                               60,057        (2,714)

OTHER INCOME:
  Interest Income                                      9,669             1
                                                  -----------   -----------
NET INCOME (LOSS)                                $    69,726   $    (2,713)
                                                  ===========   ===========

NET INCOME (LOSS) ALLOCATED:
  Managing Members                               $     2,092   $    (2,713)
  Limited Members                                     67,634             0
                                                  -----------   -----------
                                                 $    69,726   $    (2,713)
                                                  ===========   ===========

NET INCOME PER LLC UNIT                          $       .07   $         0
                                                  ===========   ===========

Weighted Average Units Outstanding                   960,242             0
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $    69,726   $    (2,713)

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      55,084             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (27,983)        2,709
     Increase in Unearned Rent                          5,973             0
                                                   -----------   -----------
       Total Adjustments                               33,074             0
                                                   -----------   -----------
       Net Cash Provided By (Used For)
           Operating Activities                       102,800            (4)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital  Contributions from Limited Members      2,059,131             0
  Organization and Syndication Costs                 (301,527)            0
  Increase in Distributions Payable                    35,824             0
  Distributions to Members                           (123,743)            0
                                                   -----------   -----------
       Net Cash Provided By
           Financing Activities                     1,669,685             0
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             1,772,485            (4)

CASH AND CASH EQUIVALENTS, beginning of period        151,644         1,004
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,924,129   $     1,000
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2005  $  1,004   $        0   $     1,004             0

  Net Loss                    (2,713)           0        (2,713)            0
                             --------   ----------   -----------  -----------
BALANCE, March 31, 2006     $ (1,709)  $        0   $    (1,709)            0
                             ========   ==========   ===========  ===========


BALANCE, December 31, 2006  $ (1,278)  $7,440,476   $ 7,439,198     882,126.8

  Capital Contributions            0    2,059,131     2,059,131     205,913.1

  Organization and
    Syndication Costs              0     (301,527)     (301,527)

  Distributions               (3,713)    (120,030)     (123,743)

  Net Income                   2,092       67,634        69,726
                             --------   ----------   -----------  -----------
BALANCE, March 31, 2007     $ (2,899)  $9,145,684    $9,142,785   1,088,039.9
                             ========   ==========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At March 31, 2007, 1,088,039.9
     Units ($10,880,399) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

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

     On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $89,289. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

     The Sports Authority store, the Applebee's restaurant in Crawfordsville, Indiana and the 63% interest in the Applebee's restaurant in Indianapolis, Indiana were purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. In order to facilitate the Company's purchase of these property interests, AFMX purchased the properties from unrelated third parties. For property interests purchased from AFMX, the price paid by the Company was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company, which were minimal. There was no benefit arising out of the transactions to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

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

        For the three months ended March 31, 2007, the Company recognized rental income of $143,373, representing three months rent from four properties. At March 31, 2007, the scheduled annual rent for the four properties was $585,895.

        For the three months ended March 31, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $22,757 and $1,214, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $5,475 and $1,500, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2007, the Company recognized interest income of $9,669 mainly from subscription proceeds temporarily invested in a money market account.

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

        The Company generated $102,800 of cash from operations during the three months ended March 31, 2007, representing net income of $69,726 and a non-cash expense of $55,084 for depreciation, which were partially offset by $22,010 of net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2007, the Company did not purchase any real properties. During the year ended December 31, 2006, the Company expended $7,545,000 to invest in real properties (inclusive of acquisition expenses). During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,022,289. On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,049. During the fourth quarter of 2006, the Company purchased the remaining 63% interest in this property for $1,924,138. On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771.

        The Sports Authority store, the Applebee's restaurant in Crawfordsville, Indiana and the 63% interest in the Applebee's restaurant in Indianapolis, Indiana were purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. In order to facilitate the Company's purchase of these property interests, AFMX purchased the properties from unrelated third parties. For property interests purchased from AFMX, the price paid by the Company was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Company, which were minimal. There was no benefit arising out of the transactions to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and will continue until October 19, 2007, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 Units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on April 3, 2006, the Company accepted subscriptions for 193,231.6 Units for aggregate proceeds of $1,932,316. Through March 31, 2007, the Company raised a total of $10,880,399 from the sale of 1,088,039.9 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $1,608,544.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the three months ended March 31, 2007, the Company declared distributions of $123,743, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on October 20, 2005 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through March 31, 2007, the Company had sold 1,088,039.9 Units for gross offering proceeds of $10,880,399.

        From gross offering proceeds, the Company paid $1,055,070 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $699,042 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $9,454 and other organization and syndication costs of $544,020 of which $286,535 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to March 31, 2007, the Company paid commissions, organization and syndication costs totaling $1,608,544.

        From the net offering proceeds, the Company expended $7,545,000 to acquire real estate of which $7,424,287 represented cash paid to unaffiliated sellers of real estate and $120,713 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

        (c) Beginning in January 2009, pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 85% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. In the case of the death of a Limited Member who is a natural person the purchase price is equal to 100% of the net asset value of the Units, including Units held in an IRA or other qualified plan or grantor trust. Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the period covered by this report, the Company did not purchase any Units.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

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

Dated:  May 11, 2007          AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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