Form 10QSB
period 2007-06-30
AEI Income & Growth Fund 26 LLC
filed 2007-08-13
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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


                 AEI INCOME & GROWTH FUND 26 LLC


                              INDEX


PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

            Income

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                    2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 4,296,234   $   151,644
  Receivables                                         2,390             0
                                                 -----------   -----------
      Total Current Assets                        4,298,624       151,644
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            2,036,625     2,036,625
  Buildings and Equipment                         5,508,375     5,508,375
  Accumulated Depreciation                         (193,191)      (83,023)
                                                 -----------   -----------
      Net Investments in Real Estate              7,351,809     7,461,977
                                                 -----------   -----------
           Total  Assets                        $11,650,433   $ 7,613,621
                                                 ===========   ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    37,946   $    86,504
  Distributions Payable                             154,415        87,919
  Unearned Rent                                       5,973             0
                                                 -----------   -----------
      Total Current Liabilities                     198,334       174,423
                                                 -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                   (4,753)       (1,278)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,365,974 and 882,127 Units issued and
   outstanding in 2007 and 2006, respectively    11,456,852     7,440,476
                                                 -----------   -----------
      Total Members' Equity                      11,452,099     7,439,198
                                                 -----------   -----------
        Total Liabilities and Members' Equity   $11,650,433   $ 7,613,621
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended       Six Months Ended
                             6/30/07      6/30/06     6/30/07      6/30/06

INCOME:
   Rent                   $   146,473  $    42,893  $   289,846  $    42,893
   Miscellaneous Income             0        6,199            0        6,199
                            ----------  -----------  -----------  -----------
        Total Income          146,473       49,092      289,846       49,092
                            ----------  -----------  -----------  -----------
EXPENSES:
    LLC  Administration -
      Affiliates               26,628        7,957       49,385        9,171
   LLC Administration and
     Property Management  -
     Unrelated  Parties         7,504          774       12,979        2,274
    Depreciation               55,084       15,360      110,168       15,360
                            ----------  -----------  -----------  -----------
        Total Expenses         89,216       24,091      172,532       26,805
                            ----------  -----------  -----------  -----------

OPERATING INCOME               57,257       25,001      117,314       22,287

OTHER INCOME:
   Interest Income             35,358          343       45,027          344
                            ----------  -----------  -----------  -----------
NET INCOME                 $   92,615  $    25,344  $   162,341  $    22,631
                            ==========  ===========  ===========  ===========

NET INCOME ALLOCATED:
   Managing Members        $    2,778  $     3,392  $     4,870  $       679
   Limited Members             89,837       21,952      157,471       21,952
                            ----------  -----------  -----------  -----------
                           $   92,615  $    25,344  $   162,341  $    22,631
                            ==========  ===========  ===========  ===========

NET INCOME PER LLC UNIT    $      .08  $       .09  $       .15  $       .09
                            ==========  ===========  ===========  ===========

Weighted  Average Units
  Outstanding               1,198,264      249,141    1,079,253      249,141
                            ==========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2007        2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   162,341   $    22,631

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     110,168        15,360
     Increase in Receivables                           (2,390)      (42,926)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (48,558)      123,374
     Increase in Unearned Rent                          5,973             0
                                                   -----------   -----------
        Total Adjustments                              65,193        95,808
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      227,534       118,439
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0    (3,252,141)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members       4,838,469     3,839,578
   Organization and Syndication Costs                (709,751)     (570,640)
   Increase in Distributions Payable                   66,496        32,106
   Distributions to Members                          (278,158)      (32,106)
                                                   -----------   -----------
        Net Cash Provided By
            Financing Activities                    3,917,056     3,268,938
                                                   -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             4,144,590       135,236

CASH AND CASH EQUIVALENTS, beginning of period        151,644         1,004
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,296,234   $   136,240
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2005  $ 1,004  $         0   $     1,004             0

  Capital Contributions           0    3,839,578     3,839,578     383,957.8

  Organization and
    Syndication Costs             0     (570,640)     (570,640)

  Distributions                (963)     (31,143)      (32,106)

  Net Income                    679       21,952        22,631
                             -------  -----------   -----------  ------------
BALANCE, June 30, 2006      $   720  $ 3,259,747   $ 3,260,467     383,957.8
                             =======  ===========   ===========  ============


BALANCE, December 31, 2006  $(1,278) $ 7,440,476   $ 7,439,198     882,126.8

  Capital Contributions           0    4,838,469     4,838,469     483,846.9
  Organization and
  Syndication Costs               0     (709,751)     (709,751)

  Distributions              (8,345)    (269,813)     (278,158)

  Net Income                  4,870      157,471       162,341
                             -------  -----------   -----------  ------------
BALANCE, June 30, 2007      $(4,753) $11,456,852   $11,452,099   1,365,973.7
                             =======  ===========   ===========  ============



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At June 30, 2007, 1,365,973.7
     Units ($13,659,737) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

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

     Subsequent to June 30, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for approximately $1,120,000. The property is leased to Starbucks Corporation under a Lease Agreement with a primary term of 10 years and initial annual rent of $79,800.

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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for Members;

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

Results of Operations

        The Company was organized on March 14, 2005. From this date until the initial subscription proceeds of $1,932,316 were released from escrow on April 3, 2006, the Company had received only $1,000 of capital from the Managing Members, had not conducted any business operations other than those related to the offering and sale of Units, and had not admitted any investors as Limited Members.

        For the six months ended June 30, 2007, the Company recognized rental income of $289,846, representing rent from four properties. At June 30, 2007, the scheduled annual rent for the four properties was $585,895. For the six months ended June 30, 2006, the Company recognized rental income of $42,893, representing rent from two properties acquired during the period.

        For the six months ended June 30, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $49,385 and $9,171, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $12,979 and $2,274, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2007 and 2006, the Company recognized interest income of $45,027 and $344, respectively, mainly from subscription proceeds temporarily invested in a money market account. In 2007, interest income increased due to the Company having more money invested in a money market account due to the sale of additional LLC Units.

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

        The Company generated $227,534 of cash from operations during the six months ended June 30, 2007, representing net income of $162,341 and a non-cash expense of $110,168 for depreciation, which were partially offset by $44,975 of net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $118,439 of cash from operations during the six months ended June 30, 2006, representing net income of $22,631, a non-cash expense of $15,360 for depreciation and $80,448 of net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2007, the Company did not purchase any real properties. During the year ended December 31, 2006, the Company expended $7,545,000 to invest in real properties (inclusive of acquisition expenses). During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,022,289. On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,049. During the fourth quarter of 2006, the Company purchased the remaining 63% interest in this property for $1,924,138. On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and will continue until October 19, 2007, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 Units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on April 3, 2006, the Company accepted subscriptions for 193,231.6 Units for aggregate proceeds of $1,932,316. Through June 30, 2007, the Company raised a total of $13,659,737 from the sale of 1,365,973.7 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $2,016,768.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the six months ended June 30, 2007, the Company declared distributions of $278,158, which were distributed 97% to Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the Prospectus or twelve months after the offering terminates. Although the Company had no formal contractual commitments to expend capital at June 30, 2007, it entered into one commitment after this date. The Company purchased a Starbucks store in Bluffton, Indiana for approximately $1,120,000.

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

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on October 20, 2005 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through June 30, 2007, the Company had sold 1,365,973.7 Units for gross offering proceeds of $13,659,737.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

        From gross offering proceeds, the Company paid $1,323,284 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $875,565 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $10,497 and other organization and syndication costs of $682,987 of which $373,555 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to June 30, 2007, the Company paid commissions, organization and syndication costs totaling $2,016,768.

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

Dated:  August 10, 2007       AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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