Form 10KSB/A
period 2006-12-31
AEI Income & Growth Fund 26 LLC
filed 2007-11-08
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A

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

Transitional Small Business Disclosure Format:   Yes       No [X]


ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

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

                            AEI INCOME & GROWTH FUND 26
                            Limited Liability Company
                            By: AEI Fund Management XXI, Inc.
                                Its Managing Member


November 2, 2007            By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                   (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                           Title                         Date


/s/Robert P Johnson  President (Principal Executive Officer)  November 2, 2007
   Robert P. Johnson and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer and Treasurer    November 2, 2007
   Patrick W. Keene  (Principal Accounting Officer)