Form 10QSB
period 2007-09-30
AEI Income & Growth Fund 26 LLC
filed 2007-11-13
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                 AEI INCOME & GROWTH FUND 26 LLC


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2007 and December 31, 2006

         Statements for the Periods ended September 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                   2007            2006

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 4,557,653    $   151,644

INVESTMENTS IN REAL ESTATE:
  Land                                           2,380,541      2,036,625
  Buildings and Equipment                        6,314,268      5,508,375
  Accumulated Depreciation                        (252,304)       (83,023)
                                                -----------    -----------
      Net Investments in Real Estate             8,442,505      7,461,977
                                                -----------    -----------
           Total  Assets                       $13,000,158    $ 7,613,621
                                                ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    29,758    $    86,504
  Distributions Payable                            183,907         87,919
                                                -----------    -----------
      Total Current Liabilities                    213,665        174,423
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (6,894)        (1,278)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,530,170 and 882,127 Units issued and
   outstanding in 2007 and 2006, respectively   12,793,387      7,440,476
                                                -----------    -----------
      Total Members' Equity                     12,786,493      7,439,198
                                                -----------    -----------
        Total Liabilities and Members' Equity  $13,000,158    $ 7,613,621
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended       Nine Months Ended
                               9/30/07      9/30/06    9/30/07      9/30/06

INCOME:
   Rent                    $  157,843    $  66,699   $  447,689  $  109,592
   Miscellaneous Income             0            0            0       6,199
                            ----------    ---------   ----------  ----------
        Total Income          157,843       66,699      447,689     115,791
                            ----------    ---------   ----------  ----------
EXPENSES:
    LLC  Administration -
     Affiliates                33,395       13,808       82,780      22,979
   LLC Administration and
     Property Management  -
     Unrelated Parties          3,823        2,171       16,802       4,445
    Depreciation               59,113       25,760      169,281      41,120
                            ----------    ---------   ----------  ----------
        Total Expenses         96,331       41,739      268,863      68,544
                            ----------    ---------   ----------  ----------

OPERATING INCOME               61,512       24,960      178,826      47,247

OTHER INCOME:
   Interest Income             51,027        7,102       96,054       7,446
                            ----------    ---------   ----------  ----------
NET  INCOME                $  112,539    $  32,062   $  274,880  $   54,693
                            ==========    =========   ==========  ==========

NET INCOME ALLOCATED:
   Managing Members        $    3,376    $     962   $    8,246  $    1,641
   Limited Members            109,163       31,100      266,634      53,052
                            ----------    ---------   ----------  ----------
                           $  112,539    $  32,062   $  274,880  $   54,693
                            ==========    =========   ==========  ==========

NET INCOME PER LLC UNIT    $      .08    $     .07   $      .22  $      .15
                            ==========    =========   ==========  ==========

Weighted  Average Units
  Outstanding               1,427,123      450,428    1,195,210     349,784
                            ==========    =========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    2007            2006

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                  $   274,880    $    54,693

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                   169,281         41,120
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (56,746)        70,439
                                                 -----------    -----------
        Total Adjustments                           112,535        111,559
                                                 -----------    -----------
        Net Cash Provided By
            Operating Activities                    387,415        166,252
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                   (1,149,809)    (4,383,174)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members     6,480,429      5,824,083
   Organization and Syndication Costs              (945,949)      (863,735)
   Increase in Distributions Payable                 95,988         58,045
   Distributions to Members                        (462,065)       (90,151)
                                                 -----------    -----------
        Net Cash Provided By
            Financing Activities                  5,168,403      4,928,242
                                                 -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           4,406,009        711,320

CASH AND CASH EQUIVALENTS, beginning of period      151,644          1,004
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 4,557,653    $   712,324
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2005  $  1,004  $         0  $     1,004             0

  Capital Contributions            0    5,824,083    5,824,083     582,408.3

  Organization and
    Syndication Costs              0     (863,735)    (863,735)

  Distributions               (2,705)     (87,446)     (90,151)

  Net Income                   1,641       53,052       54,693
                             --------  -----------  -----------  -----------
BALANCE, September 30, 2006 $    (60) $ 4,925,954  $ 4,925,894     582,408.3
                             ========  ===========  ===========  ===========


BALANCE, December 31, 2006  $ (1,278) $ 7,440,476  $ 7,439,198     882,126.8

  Capital Contributions            0    6,480,429    6,480,429     648,042.9

  Organization and
     Syndication Costs             0     (945,949)    (945,949)

  Distributions              (13,862)    (448,203)    (462,065)

  Net Income                   8,246      266,634      274,880
                             --------  -----------  -----------  -----------
BALANCE, September 30, 2007 $ (6,894) $12,793,387  $12,786,493   1,530,169.7
                             ========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units
     ($1,500,000) were accepted. At September 30, 2007, 1,530,169.7 Units ($15,301,697) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

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

     On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,149,809. The property is leased to Starbucks Corporation under a Lease Agreement with a primary term of 10 years and initial annual rent of $79,800.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the nine months ended September 30, 2007, the Company recognized rental income of $447,689, representing nine months rent from four properties and rent from one property acquired during the period. At September 30, 2007, the scheduled annual rent for the five properties was $665,695. For the nine months ended September 30, 2006, the Company recognized rental income of $109,592, representing rent from three properties acquired during the period.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $82,780 and $22,979, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $16,802 and $4,445, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raises additional subscription proceeds and purchases additional properties, the administration and property management expenses increase.

       For the nine months ended September 30, 2007 and 2006, the Company recognized interest income of $96,054 and $7,446, respectively, mainly from subscription proceeds temporarily invested in a money market account. In 2007, interest income increased due to the Company having more money invested in a money market account due to the sale of additional LLC Units.

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

        The Company generated $387,415 of cash from operations during the nine months ended September 30, 2007, representing net income of $274,880 and a non-cash expense of $169,281 for depreciation, which were partially offset by a $56,746 decrease in the payable to the Company's managers. The Company generated $166,252 of cash from operations during the nine months ended September 30, 2006, representing net income of $54,693, a non-cash expense of $41,120 for depreciation and a $70,439 increase in the payable to the Company's managers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2007, the Company expended $1,149,809 to invest in real properties (inclusive of acquisition expenses). On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,149,809. During the year ended December 31, 2006, the Company expended $7,545,000 to invest in real properties (inclusive of acquisition expenses). During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority store in Wichita, Kansas for $2,230,753. On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,022,289. On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,049. During the fourth quarter of 2006, the Company purchased the remaining 63% interest in this property for $1,924,138. On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771.

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

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and continued until October 19, 2007. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 Units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on April 3, 2006, the Company accepted subscriptions for 193,231.6 Units for aggregate proceeds of $1,932,316. Through September 30, 2007, the Company raised a total of $15,301,697 from the sale of 1,530,169.7 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $2,252,966.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the nine months ended September 30, 2007 and 2006, the Company declared distributions of $462,065 and $90,151, respectively, which were distributed 97% to Limited Members and 3% to the Managing Members.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately .5% of subscription proceeds. Because properties are purchased for cash and leased under net leases, this is considered adequate to satisfy most contingencies.

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

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on October 20, 2005 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through September 30, 2007, the Company had sold 1,530,169.7 Units for gross offering proceeds of $15,301,697.

        From gross offering proceeds, the Company paid $1,475,993 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $975,619 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $11,888 and other organization and syndication costs of $765,085 of which $427,311 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to September 30, 2007, the Company paid commissions, organization and syndication costs totaling $2,252,966.

        From the net offering proceeds, the Company expended $8,694,809 to acquire real estate of which $8,544,287 represented cash paid to unaffiliated sellers of real estate and $150,522 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

Dated:  November 9, 2007      AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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