Form 10KSB/A
period 2006-12-31
AEI Income & Growth Fund 26 LLC
filed 2008-01-11
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A2

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

                            AEI INCOME & GROWTH FUND 26
                            Limited Liability Company
                            By: AEI Fund Management XXI, Inc.
                                Its Managing Member


January 7, 2008             By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                   (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                           Title                         Date


/s/Robert P Johnson  President (Principal Executive Officer)  January 7, 2008
   Robert P. Johnson and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer and Treasurer    January 7, 2008
   Patrick W. Keene  (Principal Accounting Officer)