Form 10QSB/A
period 2007-03-31
AEI Income & Growth Fund 26 LLC
filed 2008-01-11
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB/A2

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

               Commission file number:  000-51823


                   AEI INCOME & GROWTH FUND 26 LLC
(Exact Name of Small Business Issuer as Specified in its Charter)


          State of Delaware              41-2173048
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


Dated:  January 7, 2008       AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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