Form 10KSB
period 2007-12-31
AEI Income & Growth Fund 26 LLC
filed 2008-03-28
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $413,705.

As of February 29, 2008, there were 1,832,736.0 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,327,360.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

Transitional Small Business Disclosure Format:     Yes   No [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund 26 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on March 14, 2005. The registrant is comprised of AEI Fund Management XXI, Inc.
(AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $100,000,000 of limited membership interests (the "Units") (10,000,000 Units at $10 per Unit) pursuant to a registration statement effective October 20, 2005. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. The offering terminated October 19, 2007 when the extended offering period expired. The Company received subscriptions for 1,832,736 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $18,327,360 and $1,000, respectively.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. As of December 31, 2007, the Company had purchased seven properties, including partial interests in four properties, at a total cost of $11,641,210 and had committed an additional approximately $1,700,000 toward the construction of one of these properties. Subsequent to December 31, 2007, the Company purchased its eighth property for approximately $1,995,000. The balance of the subscription proceeds was applied to organization and syndication costs and working capital reserves. The properties are commercial, single tenant buildings leased under net leases.

        The Company's properties were purchased without any indebtedness. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity

       During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11 years and initial annual rent of $186,059. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Company. The Company is attempting to sell its interest in the property. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

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

        On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,049. During the fourth quarter of 2006, the Company purchased the remaining 63% interest in this property for $1,924,138. The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $220,262.

       On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771. The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $89,289. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company.

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

        On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,150,116. The property is leased to Starbucks Corporation under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $79,800.

       On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,412,439, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the
27% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC (Silver) for the construction of a Dick's Sporting Goods store on the site. The purchase price, including the cost of the land, will be approximately $3,100,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC, affiliates of the Company.

        The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2008. Pursuant to the development agreement, for the period from December 17, 2007 to the day that the tenant commences paying rent, Silver will pay the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

        On December 28, 2007, the Company purchased 2.04 acres of land in Beavercreek, Ohio for $1,533,655. The land is leased to Red Robin International, Inc. under a Lease Agreement with a remaining primary term of 11.3 years and initial annual rent of $105,000. Red Robin International, Inc. operates a Red Robin restaurant on the site. Ownership of the building and improvements will transfer to the Company upon termination of the lease.

        Subsequent to December 31, 2007, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for approximately $1,995,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $142,222. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Company.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2007, three tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 95% of total rental revenue in 2007. It is anticipated that, based on minimum rental payments required under the leases, Apple American Group will continue to contribute more than ten percent of rental revenue in 2008 and future years. In addition, it is anticipated that Dick's Sporting Goods, Inc. and Best Buy Stores, L.P. will contribute more than ten percent of rental revenue in 2008 and future years. TSA Stores, Inc. will likely not continue to be a major tenant as the Company is attempting to sell the property it leases. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

         The  Company's  investment  objectives  are  to  acquire
existing  or  newly-developed commercial properties that  provide
(i) regular rental income; (ii) growth in lease income through rent escalation provisions; (iii) capital growth through appreciation in the value of properties; (iv) reduced occupancy risks as a result of long-term leases with creditworthy corporate tenants; and (v) passive income that may be offset by eligible passive losses from other investments for tax purposes. The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the Managing Members attempt to diversify the type and location of the properties.

Description of Properties

        The Company's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under net leases, classified as operating leases. The Company holds an undivided fee simple interest in the properties.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2007.

                           Total Property                 Annual    Annual
                  Purchase  Acquisition                   Lease    Rent Per
Property            Date      Costs        Tenant         Payment    Sq. Ft.

Sports Authority Store
 Wichita, KS      4/3/06 to
 (40.0%)           6/30/06  $2,230,753  TSA Stores, Inc.  $204,665   $ 9.79

Advance Auto Parts Store
 Middletown, OH                            Advance Stores
 (55.0%)            6/1/06  $1,022,289      Company, Inc. $ 71,679   $18.94

Applebee's Restaurant9/21/06 to          Apple Indiana
 Indianapolis, IN  12/1/06  $3,054,187       II LLC       $220,262   $42.12

Applebee's Restaurant
 Crawfordsville, IN                      Apple Indiana
 (40%)            12/29/06  $1,237,771       II LLC       $ 89,289   $42.44

Starbucks Store                            Starbucks
 Bluffton, IN      8/10/07  $1,150,116    Corporation     $ 79,800   $44.16

Dick's Sporting Goods
 Fredericksburg, VA
 (27.0%)                                Dick's Sporting
 (land only) (1)  12/17/07  $1,412,439    Goods, Inc.         (1)

Red Robin
 Beavercreek, OH                            Red Robin
 (land only)      12/28/07  $1,533,655 International,Inc. $105,000   $ 1.18


(1)  Store was under construction as of December 31, 2007.   Rent
payments will commence when construction is complete and the store opens for business, which is expected to be in June 2008.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interest in the Sports Authority store is owned by AEI Income & Growth Fund 25 LLC. The remaining interest in the Advance Auto Parts store is owned by AEI Income & Growth Fund 24 LLC. The remaining interest in the Applebee's restaurant in Crawfordsville, Indiana is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Dick's Sporting Goods store are owned by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2007, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 453 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $20,870 and $5,342 were made to the Managing Members and $674,790 and $172,728 were made to the
Limited Members in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

        (b) The registration statement for the offering (No. 333-125266) was declared effective on October 20, 2005. The offering commenced on May 13, 2003 and terminated October 19, 2007, when the extended offering period expired. AEI Securities, Inc. (ASI) was the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. The Company sold 1,832,736 Units for gross offering proceeds of $18,327,360.

        From gross offering proceeds, the Company paid $1,775,629 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $1,171,495 was re-allowed by ASI to participating broker-dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $14,818 and other organization and syndication costs of $916,368 of which $515,983 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From subscription proceeds, the Company paid commissions, organization and syndication costs totaling $2,706,815.

        From  the  net  offering proceeds, the  Company  expended
$11,641,210 to acquire real estate of which $11,408,560 represented cash paid to unaffiliated sellers of real estate and $232,650 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

        (c) Beginning in March 2009, pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 85% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. The purchase price is equal to 100% of the net asset value per Unit in the case of Units of a deceased investor, who purchased the Units in the initial offering and who is a natural person, including Units held by an investor that is an IRA or other qualified plan for which the deceased person was the primary beneficiary, or Units held by an investor that is a grantor trust for which the deceased person was the grantor.

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

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2007, the Company's Units were valued at $10. The basis for this valuation is the Company was recently engaged in a public offering at a price of $10 per Unit. However, please note that there is no public trading market for the Units nor is one ever expected to develop and there can be no assurance that Limited Members could receive $10 per unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. In addition, the Company has not performed an evaluation of the Company properties and, therefore, this valuation is not based upon the value of the Company properties, nor does it represent the amount Limited Members would receive if the Company properties were sold and the proceeds distributed to the Limited Members in a liquidation of the Company, which amount would most likely be less than $10 per Unit as a result of the fact that, at the time the Company is purchasing its properties, the amount of funds available for investment in properties is approximately 15% less than the offering proceeds due to the payment of organization and offering expenses, including selling commissions, as described in more detail in the Company's Prospectus.

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

        The Company purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

        For the year ended December 31, 2007, the Company recognized rental income from continuing operations of $413,705, representing twelve months rent from three properties and rent from two properties acquired during the period. For the year ended December 31, 2006, the Company recognized rental income from continuing operations of $89,196, representing rent from three properties acquired during the period.

        For the years ended December 31, 2007 and 2006, the Company incurred LLC administration expenses from affiliated parties of $117,958 and $40,207, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $18,126 and $8,646, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

        For the years ended December 31, 2007 and 2006, the Company recognized interest income of $163,247 and $10,263, respectively, mainly from subscription proceeds temporarily invested in a money market account. In 2007, interest income increased due to the Company having more money invested in a money market account due to the sale of additional LLC Units.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the years ended December 31, 2007, the Company recognized income from discontinued operations of $135,992 representing rental income less property management expenses and depreciation. For the year ended December 31, 2006, the Company recognized income from discontinued operations of $91,438 representing rental income less property management expenses and depreciation. The Company is attempting to sell its 40% interest in the Sports Authority store in Wichita, Kansas. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

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

        The Company generated $637,819 of cash from operations during the year ended December 31, 2007, representing net income of $405,758 and a non-cash expense of $232,428 for depreciation, which were partially offset by $367 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $271,540 of cash from operations during the year ended December 31, 2006, representing net income of $102,013, a non-cash expense of $83,023 for depreciation and a $86,504 increase in the payable to the Company's managers.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2007, the Company expended $4,096,210 to invest in real properties (inclusive of acquisition expenses). On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,150,116. On December 17, 2007, the Company purchased land in Fredericksburg, Virginia for $1,412,439. On December 28, 2007, the Company purchased land in Beavercreek, Ohio for $1,533,655.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the offering of Units, the Company's primary source of cash flow was from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective October 20, 2005 and continued until October 19, 2007, when the extended offering period expired. The Company raised a total of $18,327,360 from the sale of 1,832,736 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $2,706,815.

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the years ended December 31, 2007 and 2006, the Company declared distributions of $695,660 and $178,070, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. At December 31, 2007, the Company had entered into one formal contractual commitment to expend capital and it entered into one additional commitment after this date.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,412,439, including acquisition expenses. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance approximately $1,700,000 for the construction of a Dick's Sporting Goods store on the site.

        Subsequent to December 31, 2007, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for approximately $1,995,000. With these property acquisitions, the Company will have completed the investment of the available net proceeds from the sale of Units.

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





                 AEI INCOME & GROWTH FUND 26 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007 and 2006

Statements for the Years Ended December 31, 2007 and 2006:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2007 and 2006 and the related statements of income, cash flows and changes in members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants


Minneapolis, Minnesota
March 24, 2008

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                     2007            2006
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 4,249,562     $   151,644
  Receivables                                          4,102               0
                                                  -----------     -----------
      Total Current Assets                         4,253,664         151,644
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,629,110       2,036,625
  Buildings and Equipment                          4,781,347       5,508,375
  Accumulated Depreciation                          (211,133)        (83,023)
                                                  -----------     -----------
                                                   9,199,324       7,461,977
  Real Estate Held for Sale                        2,126,435               0
                                                  -----------     -----------
      Net Investments in Real Estate              11,325,759       7,461,977
                                                  -----------     -----------
           Total  Assets                         $15,579,423     $ 7,613,621
                                                  ===========     ===========

                          LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    90,239     $    86,504
  Distributions Payable                              233,595          87,919
                                                  -----------     -----------
      Total Current Liabilities                      323,834         174,423
                                                  -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    (9,975)         (1,278)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,832,736 and 882,127 Units issued and
   outstanding in 2007 and 2006, respectively     15,265,564       7,440,476
                                                  -----------     -----------
      Total Members' Equity                       15,255,589       7,439,198
                                                  -----------     -----------
        Total Liabilities and Members' Equity    $15,579,423     $ 7,613,621
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2007          2006

RENTAL INCOME                                     $   413,705    $    89,196

EXPENSES:
  LLC Administration - Affiliates                     117,958         40,207
  LLC Administration and Property
        Management - Unrelated Parties                 18,126          8,646
  Depreciation                                        171,102         40,031
                                                   -----------    -----------
      Total Expenses                                  307,186         88,884
                                                   -----------    -----------

OPERATING INCOME                                      106,519            312

OTHER INCOME:
  Interest Income                                     163,247         10,263
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     269,766         10,575

Income from Discontinued Operations                   135,992         91,438
                                                   -----------    -----------
NET INCOME                                        $   405,758    $   102,013
                                                   ===========    ===========
NET INCOME ALLOCATED:
  Managing Members                                $    12,173    $     3,060
  Limited Members                                     393,585         98,953
                                                   -----------    -----------
                                                  $   405,758    $   102,013
                                                   ===========    ===========
INCOME PER LLC UNIT:
  Continuing Operations                           $       .20    $       .02
  Discontinued Operations                                 .10            .19
                                                   -----------    -----------
       Total                                      $       .30    $       .21
                                                   ===========    ===========
Weighted Average Units Outstanding                  1,327,999        460,607
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   405,758    $   102,013

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     232,428         83,023
     Increase in Receivables                           (4,102)             0
     Increase in Payable to
        AEI Fund Management, Inc.                       3,735         86,504
                                                   -----------    -----------
       Total Adjustments                              232,061        169,527
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       637,819        271,540
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (4,096,210)    (7,545,000)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital  Contributions from Limited Members      9,506,092      8,821,268
   Organization and Syndication Costs              (1,399,799)    (1,307,017)
   Increase in Distributions Payable                  145,676         87,919
   Distributions to Members                          (695,660)      (178,070)
                                                   -----------    -----------
       Net Cash Provided By
           Financing Activities                     7,556,309      7,424,100
                                                   -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             4,097,918        150,640

CASH AND CASH EQUIVALENTS, beginning of period        151,644          1,004
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,249,562    $   151,644
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                    Member
                             Managing   Limited                     Units
                             Members    Members     Total        Outstanding


BALANCE, December 31, 2005 $  1,004  $         0  $     1,004              0

  Capital Contributions           0    8,821,268    8,821,268      882,126.8

  Organization and
    Syndication Costs             0   (1,307,017)  (1,307,017)

  Distributions              (5,342)    (172,728)    (178,070)

  Net Income                  3,060       98,953      102,013
                            --------  ----------   ----------    -----------
BALANCE, December 31, 2006   (1,278)   7,440,476    7,439,198      882,126.8

  Capital Contributions           0    9,506,092    9,506,092      950,609.2

  Organization and
    Syndication Costs             0   (1,399,799)  (1,399,799)

  Distributions             (20,870)    (674,790)    (695,660)

  Net Income                 12,173      393,585      405,758
                            --------  ----------   ----------    -----------
BALANCE, December 31, 2007 $ (9,975) $15,265,564  $15,255,589    1,832,736.0
                            ========  ==========   ==========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. The offering terminated October 19, 2007, when the extended offering period expired. The Company received subscriptions for 1,832,736 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $18,327,360 and $1,000, respectively. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     Cash Concentrations of Credit Risk

       The   Company's  cash  is  deposited  primarily   in   one
       financial institution and at times during the year it may exceed FDIC insurance limits.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     Real Estate

       The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       The Company purchases properties and records them at cost. The Company compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations.

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2007 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

     The Company owns a 55% interest in an Advance Auto Parts store. The remaining interest in this property is owned by AEI Income & Growth Fund 24 LLC, an affiliate of the Company. The Company owns a 27% interest in a Dick's Sporting Goods store under construction in Fredericksburg, Virginia. The remaining interests in this property are owned by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC, affiliates of the Company. The Company owns a 30% interest in a Best Buy store. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority store for $2,230,753.
     The property was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the Managing Members. In order to facilitate the purchase of the Company's first property, AFMX purchased the property from an unrelated third party on December 22, 2005. The remaining interest in this property is owned by AEI Income & Growth Fund 25 LLC.

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(3)  Related Party Transactions - (Continued)

     For the property interests purchased from AFMX, the price paid by the Company was equal to the price paid by AFMX plus the expenses incurred by it to transfer ownership of the property to the Company, which were minimal. During the periods the properties were owned by AFMX, the properties generated combined net income of $1,771, which was paid to us pursuant to the Operating Agreement. There was no benefit arising out of the transactions to the Managing Members or their affiliates apart from compensation otherwise permitted by the Operating Agreement.

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:

                                              Total Incurred by the Company
                                             for the Years Ended December 31

                                                          2007          2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  the results of operations to the Limited Members.    $ 117,958   $  40,207
                                                        ========    ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                      $  22,372   $   5,744
                                                        ========    ========
c.AEI is reimbursed for all costs and direct expenses
  incurred  by it in acquiring properties on behalf of
  the Company.                                         $ 111,937   $ 120,713
                                                        ========    ========
d.ASI was the underwriter of the Company's offering.  AEI
  Capital Corporation is the sole stockholder of ASI, which is a member of the National Association of Securities Dealers,
  Inc.  ASI received, as underwriting commissions,10% for
  sale of certain subscription Units (a majority of this
  amount was re-allowed to other participating broker/dealers).
  These costs are treated as a reduction of members'
  capital.                                             $ 924,494   $ 865,953
                                                        ========    ========
e.AEI is reimbursed for all costs incurred in connection
  with managing the Company's offering and
  organization.                                        $ 295,906   $ 220,077
                                                        ========    ========


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(3)  Related Party Transactions - (Continued)

                                              Total Incurred by the Company
                                              for the Years Ended December 31

                                                            2007       2006
f.AEI is reimbursed for all direct expenses it has paid on the
  Company's behalf to third parties relating to the offering and organization of the Company.  These expenses included
  printing costs, legal and filing fees, direct administrative
  costs, underwriting costs and due diligence fees.      $ 179,398  $ 220,987
                                                          ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e and f.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4) Investments in Real Estate -

     The Company leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

     The Company's properties are commercial, single-tenant buildings. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2006. The Advance Auto Parts store was constructed in 2004 and acquired in 2006. The Applebee's restaurant in Indianapolis, Indiana was constructed in 1997 and acquired in 2006. The
     Applebee's restaurant in Crawfordsville, Indiana was constructed in 1996 and acquired in 2006. The Starbucks restaurant was constructed and acquired in 2007. The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store will be completed in 2008. There have been no costs capitalized as improvements subsequent to the acquisitions.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2007  are   as
     follows:

                                       Buildings and             Accumulated
Property                        Land     Equipment      Total    Depreciation

Advance Auto Parts,
  Middletown, OH            $  112,315  $  909,974  $1,022,289  $  57,632
Applebee's, Indianapolis, IN   889,340   2,164,847   3,054,187    105,392
Applebee's, Crawfordsville, IN 337,353     900,418   1,237,771     36,017
Starbucks, Bluffton, IN        344,008     806,108   1,150,116     12,092
Dick's Sporting Goods,
  Fredericksburg, VA         1,412,439           0   1,412,439          0
Red Robin, Beavercreek, OH   1,533,655           0   1,533,655          0
                             ---------   ---------   ---------   ----------
                            $4,629,110  $4,781,347  $9,410,457  $ 211,133
                             =========   =========   ==========  ==========


     On June 1, 2006, the Company purchased a 55% interest in an Advance Auto Parts store in Middletown, Ohio for $1,022,289. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.2 years and initial annual rent of $71,679.

     On September 21, 2006, the Company purchased a 37% interest in an Applebee's restaurant in Indianapolis, Indiana for $1,130,049. During the fourth quarter of 2006, the Company purchased the remaining 63% interest in this property for $1,924,138. The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $220,262.

     On December 29, 2006, the Company purchased a 40% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,237,771. The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $89,289.

     On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,150,116. The property is leased to Starbucks Corporation under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $79,800.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,412,439, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 27% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC (Silver) for the construction of a Dick's Sporting Goods store on the site. The purchase price, including the cost of the land, will be approximately $3,100,000.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2008. Pursuant to the development agreement, for the period from December 17, 2007 to the day that the tenant commences paying rent, Silver will pay the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

     On December 28, 2007, the Company purchased 2.04 acres of land in Beavercreek, Ohio for $1,533,655. The land is leased to Red Robin International, Inc. under a Lease Agreement with a remaining primary term of 11.3 years and initial annual rent of $105,000. Red Robin International, Inc. operates a Red Robin restaurant on the site. Ownership of the building and improvements will transfer to the Company upon termination of the lease.

     Subsequent to December 31, 2007, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for approximately $1,995,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $142,222.

     For properties owned as of December 31, 2007, the minimum future rent payments required by the leases are as follows:

                       2008          $   898,705
                       2009              998,015
                       2010            1,000,640
                       2011            1,006,444
                       2012            1,046,897
                       Thereafter      8,814,137
                                      ----------
                                     $13,764,838
                                      ==========
     There were no contingent rents recognized in 2007 or 2006.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                     Industry           2007       2006

     Apple American Group         Restaurant      $ 309,551   $  47,190
     TSA Stores, Inc.             Retail            201,564     129,757
     Advance Stores Company, Inc. Retail             71,679      42,006
                                                   --------    --------
     Aggregate rent revenue of major tenants      $ 582,794   $ 218,953
                                                   ========    ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  95%        100%
                                                   ========    ========

(6)  Discontinued Operations -

     During the second quarter of 2006, the Company purchased a 40% interest in a Sports Authority (formerly Gart Sports) store in Wichita, Kansas for $2,230,753. The property is leased to TSA Stores, Inc. under a Lease Agreement with a remaining primary term of 11 years and initial annual rent of $186,059. The Company is attempting to sell its interest in the property. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                 2007        2006

     Rental Income                          $ 201,564    $ 135,956
     Property Management Expenses              (4,246)      (1,526)
     Depreciation                             (61,326)     (42,992)
                                             ---------    ---------
       Income from Discontinued Operations  $ 135,992    $  91,438
                                             =========    =========

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(7)  Members' Capital -

     Cash distributions of $20,870 and $5,342 were made to the Managing Members and $674,790 and $172,728 were made to the Limited Members for the years ended December 31, 2007 and 2006, respectively. The Limited Members' distributions represent $0.51 and $0.38 per LLC Unit outstanding using 1,327,999 and 460,607 weighted average Units in 2007 and 2006, respectively. The distributions represent $0.30 and $0.21 per Unit of Net Income and $0.21 and $0.17 per Unit of return of contributed capital in 2007 and 2006, respectively.

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

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                      2007          2006

     Net Income for Financial Reporting Purposes   $  405,758   $  102,013

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes    78,721       32,711
                                                    ----------   ----------
           Taxable Income to Members               $  484,479   $  134,724
                                                    ==========   ==========


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                           2007        2006

     Members' Equity for Financial Reporting Purposes $15,255,589 $ 7,439,198

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes       111,432      32,711

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          2,691,997   1,301,525
                                                       ----------  ----------
           Members' Equity for Tax Reporting Purposes $18,059,018 $ 8,773,434
                                                       ==========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2007                     2006
                            Carrying        Fair      Carrying     Fair
                             Amount         Value      Amount      Value

     Money  Market Funds   $4,249,562   $4,249,562    $151,644   $151,644
                            ---------    ---------     -------    -------
       Total Cash and
        Cash Equivalents   $4,249,562   $4,249,562    $151,644   $151,644
                            =========    =========     =======    =======


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS AND CORPORATE GOVERNANCE;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.(Continued)

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2008. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2008:


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2007, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2007.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method        Inception (March 14, 2005)
Compensation                of Compensation           To December 31, 2007

AEI Securities,  Inc.  Selling Commissions equal to 10%       $1,790,447
                       of proceeds, most of which were
                       reallowed to Participating Dealers.

Managing Members       Reimbursement at Cost for other        $  916,368
and Affiliates         Organization and Offering Costs.

Managing Members       Reimbursement at Cost for all          $  232,650
and Affiliates         Acquisition Expenses.

Managing Members       Reimbursement at Cost for all          $  158,165
and Affiliates         Administrative Expenses attributable
                       to the Fund, including all expenses
                       related to management of the Fund's
                       properties  and  all  other  transfer
                       agency, reporting, Member relations
                       and other administrative functions.

Managing Members       Reimbursement at Cost for all expenses $        0
and Affiliates         related to the disposition of the
                       Fund's properties.

Managing Members       3% of Net Cash Flow in any fiscal year.$   26,212


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method        Inception (March 14, 2005)
Compensation                of Compensation           To December 31, 2007

Managing Members       1% of distributions of Net Proceeds    $        0
                       of Sale until Limited Members have
                       received an amount equal to (a) their
                       Adjusted Capital Contributions,  plus
                       (b) an amount equal to 6.5% of their
                       Adjusted Capital Contributions per
                       annum, cumulative but not compounded,
                       to  the  extent  not   previously
                       distributed.   10% of distributions
                       of Net Proceeds  of  Sale thereafter.


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

     10.2 Assignment and Assumption of Purchase and Sale Agreement dated May 24, 2006 between the Company, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 7, 2006).

     10.3 Assignment and Assumption of Lease dated May 31, 2006 between the Company, AEI Income & Growth Fund 24 LLC and Blue Bell Partners, LLC relating to the Property at 65 North University Boulevard, Middletown, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 7,
     2006).

     10.4 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Company, AEI Fund Management XVII, Inc. and AEI Fund Management, Inc. relating to the Property at 7345 E. Washington Street, Indianapolis, Indiana (incorporated by reference to Exhibit
     10.1 of Form 8-K filed September 26, 2006).

     10.5 Net Lease Agreement dated September 21, 2006 between the Company, AEI Fund Management XVII, Inc. and Apple Indiana II LLC relating to the Property at 7345 E. Washington Street, Indianapolis, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 26,
     2006).

     10.6 Assignment and Assumption of Lease dated December 29, 2006 between the Company, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed January 8, 2007).


ITEM 13.  EXHIBITS (Continued)

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of Managing Member pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND  SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $  16,400   $ 12,001
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
     Total Fees                           $  16,400   $ 12,001
                                           ========    =======

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


                           AEI INCOME & GROWTH FUND 26
                           Limited Liability Company
                           By: AEI Fund Management XXI, Inc.
                               Its Managing Member


March 24, 2008             By: /s/ Robert P Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                              Title                          Date


/s/Robert P Johnson  President (Principal Executive  Officer)  March 24, 2008
   Robert P. Johnson and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 24, 2008
   Patrick W. Keene  (Principal Accounting Officer)