Form 10-Q
period 2008-03-31
AEI Income & Growth Fund 26 LLC
filed 2008-05-14
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-51823


                   AEI INCOME & GROWTH FUND 26 LLC
     (Exact name of registrant as specified in its charter)


      State of Delaware                     41-2173048
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                          (651) 227-7333
                 (Registrant's telephone number)

                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).    Yes [X]   No


                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2008 and December 31, 2007

         Statements for the Three Months ended March 31, 2008 and 2007:

           Income

           Cash Flows

           Changes in Members' Equity

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
              MARCH 31, 2008 AND DECEMBER 31, 2007

                             ASSETS
                                                      2008          2007
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,114,157    $ 4,249,562
  Receivables                                            288          4,102
                                                  -----------    -----------
      Total Current Assets                         1,114,445      4,253,664
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,111,301      4,629,110
  Buildings and Equipment                          6,323,586      4,781,347
  Construction in Progress                         1,045,226              0
  Accumulated Depreciation                          (269,229)      (211,133)
                                                  -----------    -----------
                                                  12,210,884      9,199,324
  Real Estate Held for Sale                        2,126,435      2,126,435
                                                  -----------    -----------
      Net Investments in Real Estate              14,337,319     11,325,759
                                                  -----------    -----------
           Total  Assets                         $15,451,764    $15,579,423
                                                  ===========    ===========

                           LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    19,569    $    90,239
  Distributions Payable                              247,988        233,595
  Unearned Rent                                       21,373              0
                                                  -----------    -----------
      Total Current Liabilities                      288,930        323,834
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                   (12,757)        (9,975)
  Limited Members, $10 per Unit;
    10,000,000 Units authorized;
    1,832,736  Units issued and outstanding       15,175,591     15,265,564
                                                  -----------    -----------
      Total Members' Equity                       15,162,834     15,255,589
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $15,451,764    $15,579,423
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2008          2007

RENTAL INCOME                                    $   165,583     $    95,308

EXPENSES:
  LLC Administration - Affiliates                     42,969          22,757
  LLC Administration and Property
     Management - Unrelated Parties                   11,706           5,319
  Depreciation                                        58,096          39,752
                                                  -----------     -----------
      Total Expenses                                 112,771          67,828
                                                  -----------     -----------

OPERATING INCOME                                      52,812          27,480

OTHER INCOME:
  Interest Income                                     51,404           9,669
                                                  -----------     -----------

INCOME FROM CONTINUING OPERATIONS                    104,216          37,149

Income From Discontinued Operations                   51,016          32,577
                                                  -----------     -----------
NET INCOME                                       $   155,232     $    69,726
                                                  ===========     ===========
NET INCOME ALLOCATED:
  Managing Members                               $     4,657     $     2,092
  Limited Members                                    150,575          67,634
                                                  -----------     -----------
                                                 $   155,232     $    69,726
                                                  ===========     ===========
INCOME PER LLC UNIT:
   Continuing Operations                         $       .05     $       .04
   Discontinued Operations                               .03             .03
                                                  -----------     -----------
         Total                                   $       .08     $       .07
                                                  ===========     ===========
Weighted Average Units Outstanding                 1,832,736         960,242
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2008           2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   155,232    $    69,726

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                      58,096         55,084
     Decrease in Receivables                            3,814              0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (70,670)       (27,983)
     Increase in Unearned Rent                         21,373          5,973
                                                   -----------    -----------
        Total Adjustments                              12,613         33,074
                                                   -----------    -----------
        Net Cash Provided By
            Operating Activities                      167,845        102,800
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                   (3,069,656)             0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members               0      2,059,131
   Organization and Syndication Costs                       0       (301,527)
   Increase in Distributions Payable                   14,393         35,824
   Distributions to Members                          (247,987)      (123,743)
                                                   -----------    -----------
        Net Cash Provided By (Used For)
            Financing Activities                     (233,594)     1,669,685
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (3,135,405)     1,772,485

CASH AND CASH EQUIVALENTS, beginning of period      4,249,562        151,644
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,114,157    $ 1,924,129
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
             STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                    Member
                             Managing    Limited                    Units
                             Members     Members        Total    Outstanding


BALANCE, December 31, 2006 $  (1,278)  $ 7,440,476   $ 7,439,198     882,126.8

  Capital Contributions            0     2,059,131     2,059,131     205,913.1

  Organization and
   Syndication Costs               0      (301,527)     (301,527)

  Distributions               (3,713)     (120,030)     (123,743)

  Net Income                   2,092        67,634        69,726
                            ---------    -----------  -----------  -----------
BALANCE, March 31, 2007    $  (2,899)   $ 9,145,684  $ 9,142,785   1,088,039.9
                            =========    ===========  ===========  ===========


BALANCE, December 31, 2007 $  (9,975)   $15,265,564  $15,255,589   1,832,736.0

  Distributions               (7,439)      (240,548)    (247,987)

  Net Income                   4,657        150,575      155,232
                            ---------    -----------  -----------  -----------
BALANCE, March 31, 2008    $ (12,757)   $15,175,591  $15,162,834   1,832,736.0
                            =========    ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund 26 LLC ("Company"), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. ("AFM"), the Managing Member. Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,150,116. The property is leased to Starbucks Corporation under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $79,800.

     On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,421,960, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 27% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. Through March 31, 2008, the Company had advanced $1,045,226 for the construction of the building. The purchase price, including the cost of the land, will be approximately $3,100,000. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC, affiliates of the Company.

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

     On January 31, 2008, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for $2,014,909. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $142,222. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Company.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

     Subsequent to March 31, 2008, the Company entered into an agreement to sell its 40% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $2,944,000, which will result in a net gain of approximately $817,600. If the sale is not completed, the Company will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                               2008       2007

     Rental Income                          $  51,166   $  48,065
     Property Management Expenses                (150)       (156)
     Depreciation                                   0     (15,332)
                                             ---------   ---------
      Income from Discontinued Operations   $  51,016   $  32,577
                                             =========   =========

(7)  Recently Issued Accounting Pronouncements -

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) requires, among other things, the expensing of acquisition-related transaction costs. Management anticipates that SFAS 141(R) will be effective for property acquisitions completed on or after January 1, 2009. Management is evaluating the effect that the adoption of SFAS 141(R) will have on the Company's results of operations, financial position, and the related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        The Company purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Company anticipates that for acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2008, the Company recognized rental income from continuing operations of $165,583, representing three months rent from five properties and rent from one property acquired during the period. For the three months ended March 31, 2007, the Company recognized rental income of $95,308, representing three months rent from three properties.

        For the three months ended March 31, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $42,969 and $22,757, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,706 and $5,319, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

        For the three months ended March 31, 2008 and 2007, the Company recognized interest income of $51,404 and $9,669, respectively. In 2008, interest income increased due to the Company receiving interest from construction advances and having more money invested in a money market account due to the sale of additional LLC Units.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2008, the Company recognized income from discontinued operations of $51,016 representing rental income less property management expenses. For the three months ended March 31, 2007, the Company recognized income from discontinued operations of $32,577 representing rental income less property management expenses and depreciation.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to March 31, 2008, the Company entered into an agreement to sell its 40% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $2,944,000, which will result in a net gain of approximately $817,600. If the sale is not completed, the Company will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

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

        The Company generated $167,845 of cash from operations during the three months ended March 31, 2008, representing net income of $155,232 and a non-cash expense of $58,096 for depreciation, which were partially offset by $45,483 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $102,800 of cash from operations during the three months ended March 31, 2007, representing net income of $69,726 and a non-cash expense of $55,084 for depreciation, which were partially offset by $22,010 of net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008, the Company expended $3,069,656 to invest in real properties (inclusive of acquisition expenses). On January 31, 2008, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for $2,014,909. Also during the period, the Company advanced $1,045,226 for the construction of the Dick's Sporting Goods store in Fredericksburg, Virginia and incurred $9,521 in acquisition expenses related to the property.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the three months ended March 31, 2007, the Company did not purchase any real properties. During the year ended December 31, 2007, the Company expended $4,069,210 to invest in real properties (inclusive of acquisition expenses). On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,150,116. On December 28, 2007, the Company purchased land in Beavercreek, Ohio for $1,533,655. On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,412,439. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company will advance approximately $1,700,000 for the construction of a Dick's Sporting Goods store on the site.

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

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. For the three months ended March 31, 2008 and 2007, the Company declared distributions of $247,987 and $123,743, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. As of the date of this filing, the Company had no formal contractual commitment to expend capital, except for the agreement to advance funds for the construction of the Dick's Sporting Goods store.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately .5% of subscription proceeds. Because properties are purchased for cash and leased under net leases, this is considered adequate to satisfy most contingencies.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.RISK FACTORS.

       Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

       (b) Not applicable.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

ITEM 6.EXHIBITS.

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

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)