Form 10-Q
period 2008-06-30
AEI Income & Growth Fund 26 LLC
filed 2008-08-14
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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


                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2008 and December 31,  2007

         Statements for the Periods ended June 30, 2008 and 2007:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk  Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
               JUNE 30, 2008 AND DECEMBER 31, 2007

                             ASSETS
                                                      2008          2007
CURRENT ASSETS:
  Cash  and Cash Equivalents                     $   572,304    $ 4,249,562
  Receivables                                            288          4,102
                                                  -----------    -----------
      Total Current Assets                           572,592      4,253,664
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,290,737      4,629,110
  Buildings and Equipment                          7,845,370      4,781,347
  Accumulated Depreciation                          (340,087)      (211,133)
                                                  -----------    -----------
                                                  12,796,020      9,199,324
  Real Estate Held for Sale                        2,126,435      2,126,435
                                                  -----------    -----------
      Net Investments in Real Estate              14,922,455     11,325,759
                                                  -----------    -----------
           Total  Assets                         $15,495,047    $15,579,423
                                                  ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    20,510    $    90,239
  Distributions Payable                              247,988        233,595
  Unearned Rent                                       33,687              0
  Construction Costs Payable                         123,008              0
                                                  -----------    -----------
      Total Current Liabilities                      425,193        323,834
                                                  -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                   (15,547)        (9,975)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,832,736  Units issued and outstanding        15,085,401     15,265,564
                                                  -----------    -----------
      Total Members' Equity                       15,069,854     15,255,589
                                                  -----------    -----------
        Total Liabilities and Members' Equity    $15,495,047    $15,579,423
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                Three Months Ended       Six Months Ended
                              6/30/08       6/30/07    6/30/08      6/30/07

RENTAL INCOME               $  209,508  $   95,307   $  375,091   $  190,615

EXPENSES:
    LLC  Administration -
      Affiliates                43,309      26,628       86,278       49,385
    LLC Administration and
      Property  Management  -
      Unrelated Parties          6,676       4,204       18,382        9,523
    Depreciation                70,858      39,752      128,954       79,504
                             ---------   ---------    ---------    ---------
        Total Expenses         120,843      70,584      233,614      138,412
                             ---------   ---------    ---------    ---------

OPERATING INCOME                88,665      24,723      141,477       52,203

OTHER INCOME:
   Interest Income              20,620      35,358       72,024       45,027
                             ---------   ---------    ---------    ---------
INCOME FROM CONTINUING
   OPERATIONS                  109,285      60,081      213,501       97,230

Income from Discontinued
  Operations                    45,723      32,534       96,739       65,111
                             ---------   ---------    ---------    ---------
NET  INCOME                 $  155,008  $   92,615   $  310,240   $  162,341
                             =========   =========    =========    =========
NET INCOME ALLOCATED:
   Managing Members         $    4,650  $    2,778   $    9,307   $    4,870
   Limited Members             150,358      89,837      300,933      157,471
                             ---------   ---------    ---------    ---------
                            $  155,008  $   92,615   $  310,240   $  162,341
                             =========   =========    =========    =========
NET INCOME PER LLC UNIT:
   Continuing Operations    $      .06  $      .05   $      .11   $      .09
   Discontinued Operations         .02         .03          .05          .06
                             ---------   ---------    ---------    ---------
        Total               $      .08  $      .08   $      .16   $      .15
                             =========   =========    =========    =========
Weighted  Average  Units
  Outstanding                1,832,736   1,198,264    1,832,736    1,079,253
                             =========   =========    =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                       2008           2007
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   310,240    $   162,341

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     128,954        110,168
     (Increase) Decrease in Receivables                 3,814         (2,390)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (69,729)       (48,558)
     Increase in Unearned Rent                         33,687          5,973
                                                   -----------    -----------
        Total Adjustments                              96,726         65,193
                                                   -----------    -----------
        Net Cash Provided By
            Operating Activities                      406,966        227,534
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real  Estate                  (3,602,642)             0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital  Contributions from  Limited  Members            0      4,838,469
   Organization and Syndication Costs                       0       (709,751)
   Increase in Distributions Payable                   14,393         66,496
   Distributions to Members                          (495,975)      (278,158)
                                                   -----------    -----------
        Net Cash Provided By (Used For)
            Financing Activities                     (481,582)     3,917,056
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (3,677,258)     4,144,590

CASH  AND  CASH EQUIVALENTS, beginning of period    4,249,562        151,644
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   572,304    $ 4,296,234
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
    Capitalized Construction Costs
    Payable at Period End                         $   123,008    $         0
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2006 $ (1,278)   $ 7,440,476   $ 7,439,198    882,126.8

  Capital Contributions           0      4,838,469     4,838,469    483,846.9

  Organization and
    Syndication Costs             0       (709,751)     (709,751)

  Distributions              (8,345)      (269,813)     (278,158)

  Net Income                  4,870        157,471       162,341
                            --------    -----------   -----------  -----------
BALANCE, June 30, 2007     $ (4,753)   $11,456,852   $11,452,099   1,365,973.7
                            ========    ===========   ===========  ===========


BALANCE, December 31, 2007 $ (9,975)   $15,265,564   $15,255,589   1,832,736.0

  Distributions             (14,879)      (481,096)     (495,975)

  Net Income                  9,307        300,933       310,240
                            --------    -----------   -----------  -----------
BALANCE, June 30, 2008     $(15,547)   $15,085,401   $15,069,854   1,832,736.0
                            ========    ===========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,150,116. The property is leased to Starbucks Corporation under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $79,800. In July 2008, Starbucks announced that it was closing this store at the end of July. Starbucks has contacted the Company to attempt to negotiate an agreement to terminate the Lease. Unless an agreement is reached, the Company expects Starbucks to comply with all of its Lease obligations.

     On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,374,913. The Company obtained title to the land in the form of an undivided fee simple interest in the 27% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. At June 30, 2008, the balance due for construction costs was $123,008, which was subsequently paid to Silver. The Company's share of the total acquisition costs, including the cost of the land, was $3,121,714. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC, affiliates of the Company.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

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

     On January 31, 2008, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for $2,016,375. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $142,222. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Company.

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

(6)  Discontinued Operations -

     In May 2008, the Company entered into an agreement to sell its 40% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. If the sale was completed, the Company would have received net proceeds of approximately $2,944,000. In June 2008, the buyer cancelled the agreement. The Company is seeking another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                             Three Months Ended       Six Months Ended
                            6/30/08      6/30/07     6/30/08     6/30/07

 Rental Income              $  51,166   $ 51,166   $ 102,332   $ 99,231
 Property Management Expenses  (5,443)    (3,300)     (5,593)    (3,456)
 Depreciation                       0    (15,332)          0    (30,664)
                             ---------   --------   ---------   --------
 Income from Discontinued
   Operations               $  45,723   $ 32,534   $  96,739   $ 65,111
                             =========   ========   =========   ========

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

Results of Operations

        For the six months ended June 30, 2008, the Company recognized rental income from continuing operations of $375,091, representing six months rent from five properties and rent from two properties acquired during the period. For the six months ended June 30, 2007, the Company recognized rental income of $190,615, representing six months rent from three properties.

        For the six months ended June 30, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $86,278 and $49,385, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $18,382 and $9,523, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

        For the six months ended June 30, 2008 and 2007, the Company recognized interest income of $72,024 and $45,027, respectively. In 2008, interest income increased due to the Company receiving interest from construction advances. This increase was partially offset by a reduction in money market interest due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2008.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2008, the Company recognized income from discontinued operations of $96,739 representing rental income less property management expenses. For the six months ended June 30, 2007, the Company recognized income from discontinued operations of $65,111 representing rental income less property management expenses and depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In May 2008, the Company entered into an agreement to sell its 40% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. If the sale was completed, the Company would have received net proceeds of approximately $2,944,000. In June 2008, the buyer cancelled the agreement. The Company is seeking another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2008 and December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

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

        The Company generated $406,966 of cash from operations during the six months ended June 30, 2008, representing net income of $310,240 and a non-cash expense of $128,954 for depreciation, which was partially offset by $32,228 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $227,534 of cash from operations during the six months ended June 30, 2007, representing net income of $162,341 and a non-cash expense of $110,168 for depreciation, which were partially offset by $44,975 of net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2008, the Company expended $3,602,642 to invest in real properties (inclusive of acquisition expenses). On January 31, 2008, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for $2,016,375. Also during the period, the Company paid $1,586,267, including acquisition expenses, for the construction of the Dick's Sporting Goods store in Fredericksburg, Virginia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the six months ended June 30, 2007, the Company did not purchase any real properties. During the year ended December 31, 2007, the Company expended $4,096,210 to invest in real properties (inclusive of acquisition expenses). On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,150,116. On December 28, 2007, the Company purchased land in Beavercreek, Ohio for $1,533,655. On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,412,439, including acquisition expenses. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds for the construction of a Dick's Sporting Goods store on the site.

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

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the six months ended June 30, 2008 and 2007, the Company declared distributions of $495,975 and $278,158, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

       Not applicable.

ITEM  2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
         PROCEEDS.

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


Dated:  August 8, 2008        AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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