Form 10-Q
period 2008-09-30
AEI Income & Growth Fund 26 LLC
filed 2008-11-13
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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


                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of September 30, 2008 and December  31, 2007

         Statements for the Periods ended September 30, 2008 and 2007:

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

 Item 1A.Risk  Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             ASSETS
                                                   2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   402,716    $ 4,249,562
  Receivables                                            0          4,102
                                                -----------    -----------
      Total Current Assets                         402,716      4,253,664
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,290,800      4,629,110
  Buildings and Equipment                        7,845,430      4,781,347
  Accumulated Depreciation                        (418,542)      (211,133)
                                                -----------    -----------
                                                12,717,688      9,199,324
  Real Estate Held for Sale                      2,126,435      2,126,435
                                                -----------    -----------
      Net Investments in Real Estate            14,844,123     11,325,759
                                                -----------    -----------
           Total  Assets                       $15,246,839    $15,579,423
                                                ===========    ===========

                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     7,892    $    90,239
  Distributions Payable                            247,987        233,595
  Unearned Rent                                     12,623              0
                                                -----------    -----------
      Total Current Liabilities                    268,502        323,834
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                 (18,292)        (9,975)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,832,736  Units issued and outstanding      14,996,629     15,265,564
                                                -----------    -----------
      Total Members' Equity                     14,978,337     15,255,589
                                                -----------    -----------
        Total Liabilities and Members' Equity  $15,246,839    $15,579,423
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended       Nine Months Ended
                               9/30/08       9/30/07    9/30/08      9/30/07

RENTAL INCOME                $  231,923   $  106,676   $  607,014  $  297,291

EXPENSES:
   LLC  Administration -
    Affiliates                   42,557       33,395      128,835      82,780
   LLC Administration
    and Property Management  -
    Unrelated Parties             6,127        3,033       24,509      12,556
   Depreciation                  78,455       43,781      207,409     123,285
                              ----------   ----------   ----------  ----------
        Total Expenses          127,139       80,209      360,753     218,621
                              ----------   ----------   ----------  ----------

OPERATING INCOME                104,784       26,467      246,261      78,670

OTHER INCOME:
   Interest Income                1,525       51,027       73,549      96,054
                              ----------   ----------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   106,309       77,494      319,810     174,724

Income from Discontinued
  Operations                     50,161       35,045      146,900     100,156
                              ----------   ----------   ----------  ----------
NET  INCOME                  $  156,470   $  112,539   $  466,710  $  274,880
                              ==========   ==========   ==========  ==========
NET INCOME ALLOCATED:
   Managing Members          $    4,694   $    3,376   $   14,001  $    8,246
   Limited Members              151,776      109,163      452,709     266,634
                              ----------   ----------   ----------  ----------
                             $  156,470   $  112,539   $  466,710  $  274,880
                              ==========   ==========   ==========  ==========
NET INCOME PER LLC UNIT:
   Continuing Operations     $      .06   $      .05   $      .17  $      .14
   Discontinued Operations          .02          .03          .08         .08
                              ----------   ----------   ----------  ----------
        Total                $      .08   $      .08   $      .25  $      .22
                              ==========   ==========   ==========  ==========
Weighted Average Units
  Outstanding                 1,832,736    1,427,123    1,832,736   1,195,210
                              ==========   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                       2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   466,710   $   274,880

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     207,409       169,281
     Decrease in Receivables                            4,102             0
     Decrease in Payable to
        AEI Fund Management, Inc.                     (82,347)      (56,746)
     Increase in Unearned Rent                         12,623             0
                                                   -----------   -----------
        Total Adjustments                             141,787       112,535
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      608,497       387,415
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (3,725,773)   (1,149,809)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Members               0     6,480,429
   Organization and Syndication Costs                       0      (945,949)
   Increase in Distributions Payable                   14,392        95,988
   Distributions to Members                          (743,962)     (462,065)
                                                   -----------   -----------
        Net Cash Provided By (Used For)
            Financing Activities                     (729,570)    5,168,403
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (3,846,846)    4,406,009

CASH AND CASH EQUIVALENTS, beginning of period      4,249,562       151,644
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   402,716   $ 4,557,653
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                    Limited
                                                                     Member
                               Managing    Limited                   Units
                               Members     Members      Total     Outstanding


BALANCE, December 31, 2006    $ (1,278)  $ 7,440,476  $ 7,439,198    882,126.8

  Capital Contributions              0     6,480,429    6,480,429    648,042.9

  Organization and
    Syndication Costs                0      (945,949)    (945,949)

  Distributions                (13,862)     (448,203)    (462,065)

  Net Income                     8,246       266,634      274,880
                               --------   -----------  ----------- -----------
BALANCE, September 30, 2007   $ (6,894)  $12,793,387  $12,786,493  1,530,169.7
                               ========   ===========  =========== ===========


BALANCE, December 31, 2007    $ (9,975)  $15,265,564  $15,255,589  1,832,736.0

  Distributions                (22,318)     (721,644)    (743,962)

  Net Income                    14,001       452,709      466,710
                               --------   -----------  ----------- -----------
BALANCE, September 30, 2008   $(18,292)  $14,996,629  $14,978,337  1,832,736.0
                               ========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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

     On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,374,913. The Company obtained title to the land in the form of an undivided fee simple interest in the 27% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. The Company's share of the total acquisition costs, including the cost of the land, was $3,121,837. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC, affiliates of the Company.

     The property is leased to Dick's Sporting Goods, Inc. under a Lease Agreement with a primary term of 10 years and initial annual rent of $219,445 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on May 8, 2008. Pursuant to the development agreement, for the period from December 17, 2007 through May 7, 2008, Silver paid the Company interest at a rate of 6.75% on the purchase price of the land and the amounts advanced for construction of the store. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

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

     On January 31, 2008, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for $2,016,375. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $142,222 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Company.


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

(6)  Discontinued Operations -

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At September 30, 2008 and December 31,
     2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                               9/30/08      9/30/07    9/30/08      9/30/07

 Rental Income                $  51,167   $  51,167  $ 153,499   $ 150,398
 Property Management Expenses    (1,006)       (790)    (6,599)     (4,246)
 Depreciation                         0     (15,332)         0     (45,996)
                               ---------   ---------  ---------   ---------
 Income from Discontinued
   Operations                 $  50,161   $  35,045  $ 146,900   $ 100,156
                               =========   =========  =========   =========

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Recently Issued Accounting Pronouncements - (Continued)

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. When testing for recoverability of properties under SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value. Management is evaluating the effect that the adoption of SFAS 157 will have on the Company's results of operations, financial position, and the related disclosures.

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
        CONDITION  AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the nine months ended September 30, 2008, the Company recognized rental income from continuing operations of $607,014, representing nine months rent from five properties and rent from two properties acquired during the period. For the nine months ended September 30, 2007, the Company recognized rental income of $297,291, representing nine months rent from three properties and rent from one property acquired during the period.

       For the nine months ended September 30, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $128,835 and $82,780, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $24,509 and $12,556, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2008 and 2007, the Company recognized interest income of $73,549 and $96,054, respectively. In 2008, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2008. This decrease was partially offset by interest received from construction advances.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2008, the Company recognized income from discontinued operations of $146,900 representing rental income less property management expenses. For the nine months ended September 30, 2007, the Company recognized income from discontinued operations of $100,156 representing rental income less property management expenses and depreciation.

        The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At September 30, 2008 and December 31,
2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

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

        The Company generated $608,497 of cash from operations during the nine months ended September 30, 2008, representing net income of $466,710 and a non-cash expense of $207,409 for depreciation, which was partially offset by $65,622 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $387,415 of cash from operations during the nine months ended September 30, 2007, representing net income of $274,880 and a non-cash expense of $169,281 for depreciation, which were partially offset by a $56,746 decrease in the payable to the Company's managers.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2008, the Company expended $3,725,773 to invest in real properties (inclusive of acquisition expenses). On January 31, 2008, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for $2,016,375. Also during the period, the Company paid $1,709,398, including acquisition expenses, for the construction of the Dick's Sporting Goods store in Fredericksburg, Virginia.

        During the year ended December 31, 2007, the Company expended $4,096,210 to invest in real properties (inclusive of acquisition expenses). On August 10, 2007, the Company purchased a Starbucks store in Bluffton, Indiana for $1,150,116. On December 28, 2007, the Company purchased land in Beavercreek, Ohio for $1,533,655. On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,412,439, including acquisition expenses. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds for the construction of a Dick's Sporting Goods store on the site. During the nine months ended September 30, 2007, the Company's real estate expenditures were $1,149,809.

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

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the nine months ended September 30, 2008 and 2007, the
Company declared distributions of $743,962 and $462,065, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

       The continuing rent payments from the properties should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.


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


Dated:  November 7, 2008      AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)