Form 10-K
period 2008-12-31
AEI Income & Growth Fund 26 LLC
filed 2009-03-30
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class    Name of each exchange on which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:
                   Limited Liability Company Units
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes    No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.  Yes    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
  Large accelerated filer         Accelerated filer
  Non-accelerated  filer          Smaller  reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the  Act).   Yes     No [X]

As of June 30, 2008, there were 1,832,736.0 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,327,360.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

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

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Company purchased eight properties, including partial interests in five properties, at a total cost of $15,376,536. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under net leases.

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

Major Tenants

        During 2008, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 85% of total rental revenue in 2008. It is anticipated that, based on minimum rental payments required under the leases, each major tenant, except for Red Robin International, Inc., will continue to contribute more than ten percent of rental revenue in 2009 and future years. Also, TSA Stores, Inc. will likely not continue to be a major tenant as the Company is attempting to sell the property it leases. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2008.

                               Total Property                Annual   Annual
                    Purchase    Acquisition                  Lease    Rent Per
Property              Date         Costs      Tenant         Payment  Sq. Ft.

Sports Authority Store
 Wichita, KS         4/3/06 to
 (40%)                6/30/06   $2,230,753  TSA Stores, Inc.  $204,665 $ 9.79

Advance Auto Parts Store
 Middletown, OH                              Advance Stores
 (55%)                 6/1/06   $1,022,289    Company, Inc.   $ 71,679 $18.94

Applebee's Restaurant 9/21/06 to             Apple Indiana
 Indianapolis, IN      12/1/06  $3,054,187      II LLC        $220,262 $42.12

Applebee's Restaurant
 Crawfordsville, IN                          Apple Indiana
 (40%)               12/29/06   $1,237,771      II LLC        $ 89,289 $42.44

ITEM 2.   PROPERTIES.  (Continued)

                        Total Property           Annual
                PurchaseAcquisition             Lease  Annual Rent
Property          Date     Costs      Tenant   Payment Per Sq. Ft.

Starbucks Store                               Starbucks
 Bluffton, IN         8/10/07   $1,150,116   Corporation      $ 79,800 $44.16

Red Robin
 Beavercreek, OH                              Red Robin
 (land only)         12/28/07   $1,533,655 International, Inc.$105,000 $ 1.18

Best Buy Store
 Eau Claire, WI                              Best Buy
 (30%)                1/31/08   $2,021,162 Stores, L.P.       $142,222 $10.01

Dick's Sporting Goods
 Fredericksburg, VA                        Dick's Sporting
 (27%)                 5/8/08   $3,126,603   Goods, Inc.      $219,445 $16.69


        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interest in the Sports Authority store is owned by AEI Income & Growth Fund 25 LLC. The remaining interest in the Advance Auto Parts store is owned by AEI Income & Growth Fund 24 LLC. The remaining interest in the Applebee's restaurant in Crawfordsville, Indiana is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Best Buy store are owned by AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC. The remaining interests in the Dick's Sporting Goods store are owned by AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC.

        The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

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

ITEM 2.   PROPERTIES.  (Continued)

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

        At December 31, 2008, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 453 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $29,758 and $20,870 were made to the Managing Members and $962,192 and $674,790 were made to the
Limited Members for 2008 and 2007, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

       (b) Not Applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

        Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2008, the Company did not purchase any Units.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. During the Company's offering and for the three years after completion of the offering (through December 2010), the value of a Unit will be deemed to be $10.00. This deemed value is based solely on the offering price, without regard to the assets and liabilities of the Company, the cash flow of the Company, or any other valuation factors. However, please note that there is no public trading market for the Units nor is one ever expected to develop and there can be no assurance that Limited Members could receive $10 per unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. In addition, the Company has not performed an evaluation of the Company properties and, therefore, this valuation is not based upon the value of the Company properties, nor does it represent the amount Limited Members would receive if the Company properties were sold and the proceeds distributed to the Limited Members in a liquidation of the Company, which amount would most likely be less than $10 per Unit as a result of the fact that, at the time the Company is purchasing its properties, the amount of funds available for investment in properties is approximately 15% less than the offering proceeds due to the payment of organization and offering expenses, including selling commissions, as described in more detail in the Company's Prospectus.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        For the year ended December 31, 2008, the Company recognized rental income from continuing operations of $838,939, representing twelve months rent from five properties and rent from two properties acquired during the period. For the year ended December 31, 2007, the Company recognized rental income from continuing operations of $413,705, representing twelve months rent from three properties and rent from two properties acquired during the period.

        For the years ended December 31, 2008 and 2007, the Company incurred LLC administration expenses from affiliated parties of $191,343 and $117,958, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,863 and $18,126, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

        For the years ended December 31, 2008 and 2007, the Company recognized interest income of $74,599 and $163,247, respectively. In 2008, interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market interest rates in 2008, when compared to 2007. These decreases were partially offset by additional interest received on construction advances in 2008.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2008, the Company recognized income from discontinued operations of $190,252 representing rental income less property management expenses. For the year ended December 31, 2007, the Company recognized income from discontinued operations of $135,992 representing rental income less property management expenses and depreciation.

        The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At December 31, 2008 and 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

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

        The Company generated $851,975 of cash from operations during the year ended December 31, 2008, representing net income of $600,530 and a non-cash expense of $286,054 for depreciation, which were partially offset by $34,609 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $637,819 of cash from operations during the year ended December 31, 2007, representing net income of $405,758 and a non-cash expense of $232,428 for depreciation, which were partially offset by $367 in net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2008, the Company expended $3,735,326 to invest in real properties (inclusive of acquisition expenses). On January 31, 2008, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for $2,021,162. Also during the period, the Company paid $1,714,164, including acquisition expenses, for the construction of the Dick's Sporting Goods store in Fredericksburg, Virginia.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        After completion of the acquisition phase, the Company's primary use of cash flow is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the years ended December 31, 2008 and 2007, the Company declared distributions of $991,950 and $695,660, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Company's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company's tenants and their cash flows. If a tenant were to default on its lease obligations, the Company's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        The Company's plan was to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2008, the Company did not complete any property sales and may have difficulty completing a property sale in 2009. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2009 are expected to be variable and less than historical distribution rates until such time as economic conditions allow the Company to begin selling properties at acceptable prices and generating gains for distribution.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK.

       Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 26 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2008 and 2007
Statements for the Years Ended December 31, 2008 and 2007:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2008 and 2007 and the related statements of income, cash flows and changes in members' equity for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                       2008          2007
CURRENT ASSETS:
  Cash                                             $   388,653   $ 4,249,562
  Receivables                                            2,283         4,102
                                                    -----------   -----------
      Total Current Assets                             390,936     4,253,664
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               5,294,367     4,629,110
  Buildings and Equipment                            7,851,416     4,781,347
  Accumulated Depreciation                            (497,187)     (211,133)
                                                    -----------   -----------
                                                    12,648,596     9,199,324
  Real Estate Held for Sale                          2,126,435     2,126,435
                                                    -----------   -----------
      Net Investments in Real Estate                14,775,031    11,325,759
                                                    -----------   -----------
           Total  Assets                           $15,165,967   $15,579,423
                                                    ===========   ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    28,015   $    90,239
  Distributions Payable                                247,987       233,595
  Unearned Rent                                         25,796             0
                                                    -----------   -----------
      Total Current Liabilities                        301,798       323,834
                                                    -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                     (21,717)       (9,975)
  Limited Members, $10 per Unit;
    10,000,000 Units authorized;
    1,832,736  Units issued and outstanding         14,885,886    15,265,564
                                                    -----------   -----------
      Total Members' Equity                         14,864,169    15,255,589
                                                    -----------   -----------
        Total Liabilities and Members' Equity      $15,165,967   $15,579,423
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2008         2007

RENTAL INCOME                                     $   838,939    $   413,705

EXPENSES:
  LLC Administration - Affiliates                     191,343        117,958
  LLC Administration and Property
     Management - Unrelated Parties                    25,863         18,126
  Depreciation                                        286,054        171,102
                                                   -----------    -----------
      Total Expenses                                  503,260        307,186
                                                   -----------    -----------

OPERATING INCOME                                      335,679        106,519

OTHER INCOME:
  Interest Income                                      74,599        163,247
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     410,278        269,766

Income from Discontinued Operations                   190,252        135,992
                                                   -----------    -----------
NET INCOME                                        $   600,530    $   405,758
                                                   ===========    ===========
NET INCOME ALLOCATED:
  Managing Members                                $    18,016    $    12,173
  Limited Members                                     582,514        393,585
                                                   -----------    -----------
                                                  $   600,530    $   405,758
                                                   ===========    ===========
INCOME PER LLC UNIT:
  Continuing Operations                           $       .22    $       .20
  Discontinued Operations                                 .10            .10
                                                   -----------    -----------
       Total                                      $       .32    $       .30
                                                   ===========    ===========
Weighted Average Units Outstanding                  1,832,736      1,327,999
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2008         2007

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   600,530   $   405,758

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      286,054       232,428
     (Increase) Decrease in Receivables                  1,819        (4,102)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (62,224)        3,735
     Increase in Unearned Rent                          25,796             0
                                                    -----------   -----------
       Total Adjustments                               251,445       232,061
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        851,975       637,819
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (3,735,326)   (4,096,210)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited  Members                0     9,506,092
  Organization and Syndication Costs                         0    (1,399,799)
  Distributions Paid to Members                       (977,558)     (549,984)
                                                    -----------   -----------
       Net Cash Provided By (Used For)
           Financing Activities                       (977,558)    7,556,309
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                     (3,860,909)    4,097,918

CASH, beginning of year                              4,249,562       151,644
                                                    -----------   -----------
CASH, end of year                                  $   388,653   $ 4,249,562
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                                  Member
                             Managing    Limited                  Units
                             Members     Members       Total   Outstanding


BALANCE,  December 31, 2006 $  (1,278) $ 7,440,476  $ 7,439,198    882,126.8

  Capital Contributions             0    9,506,092    9,506,092    950,609.2

   Organization and
     Syndication Costs              0   (1,399,799)  (1,399,799)

  Distributions Declared      (20,870)    (674,790)    (695,660)

  Net Income                   12,173      393,585      405,758
                             ---------  -----------  ----------  -----------
BALANCE, December 31, 2007     (9,975)  15,265,564   15,255,589  1,832,736.0

  Distributions Declared      (29,758)    (962,192)    (991,950)

  Net Income                   18,016      582,514      600,530
                             ---------  -----------  ----------  -----------
BALANCE,  December 31, 2008 $ (21,717) $14,885,886  $14,864,169  1,832,736.0
                             =========  ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(1)  Organization -

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Cash Concentrations of Credit Risk

       The   Company's   cash  is  deposited  in  one   financial
       institution  and at times during the year  it  may  exceed
       FDIC insurance limits.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Real Estate

       The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

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

       The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.

     Fair Value Measurements

       Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157") defines fair value, outlines a framework for measuring fair value, details the required disclosures and was effective January 1, 2008. SFAS 157's requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

       Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company has no assets or liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement. When testing for recoverability of properties under SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value.

     Recently Issued Accounting Pronouncements

       In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. Additionally, SFAS 141(R) requires that an acquirer must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141(R) became effective on January 1, 2009. We expect the adoption of SFAS 141(R) to have an impact on our results of operations to the extent properties are acquired in 2009 and future years. Acquisition expenses, which are currently capitalized as Investments in Real Estate, will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on operations through a reduction in depreciation expense over the estimated life of the properties.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions -

     The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Sports Authority store (40% - AEI Income & Growth Fund 25 LLC); Advance Auto Parts store (55% - AEI Income & Growth Fund 24 LLC); Applebee's restaurant in Crawfordsville, Indiana (40% - AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (30% - AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC); and Dick's Sporting Goods store in Fredericksburg, Virginia (27% - AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC).

     AEI, AFM and AEI Securities, Inc. ("ASI") received the following compensation and reimbursements for costs and expenses from the Company:

                                             Total Incurred by the Company
                                            for the Years Ended December 31

                                                         2008       2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  with the Limited Members.                            $ 195,300  $ 117,958
                                                        ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property  costs.                                     $  36,319  $  22,372
                                                        ========   ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Company.                                         $  46,076  $ 111,937
                                                        ========   ========
d.ASI was the underwriter of the Company's offering.  AEI
  Capital Corporation is the sole stockholder of ASI, which
  is a member of the Financial Industry Regulatory Authority
  (FINRA).  ASI received, as underwriting commissions,10%
  for sale of certain subscription Units (a majority of
  this amount was re-allowed to other participating
  broker/dealers).  These  costs  are treated as a
  reduction of members'  capital.                      $       0  $ 924,494
                                                        ========   ========

e.AEI is reimbursed for all costs incurred in
  connection with managing the Company's offering
  and organization.                                    $       0  $ 295,906
                                                        ========   ========

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions - (Continued)

                                               Total Incurred by the Company
                                              for the Years Ended December 31

                                                           2008       2007
f.AEI is reimbursed for all direct expenses it has paid
  on the Company's behalf to third parties relating to
  the offering and organization of the Company.  These
  expenses included printing costs, legal and filing
  fees, direct administrative costs,  underwriting
  costs and due diligence fees.                        $       0  $ 179,398
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

     The Company's properties are commercial, single-tenant buildings. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2006. The Advance Auto Parts store was constructed in 2004 and acquired in 2006. The Applebee's restaurant in Indianapolis, Indiana was constructed in 1997 and acquired in 2006. The
     Applebee's restaurant in Crawfordsville, Indiana was constructed in 1996 and acquired in 2006. The Starbucks restaurant was constructed and acquired in 2007. The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008. The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008. There have been no costs capitalized as improvements subsequent to the acquisitions.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2008  are   as
     follows:
                                       Buildings and            Accumulated
Property                         Land    Equipment     Total    Depreciation

Advance Auto Parts,
 Middletown,  OH            $  112,315  $  909,974  $ 1,022,289   $  94,031
Applebee's, Indianapolis, IN   889,340   2,164,847    3,054,187     191,986
Applebee's, Crawfordsvlle, IN 337,353     900,418    1,237,771       72,034
Starbucks, Bluffton, IN        344,008     806,108    1,150,116      44,336
Red Robin, Beavercreek, OH   1,533,655           0    1,533,655           0
Best Buy, Eau Claire, WI       474,137   1,547,025    2,021,162      56,724
Dick's Sporting Goods,
  Fredericksburg, VA         1,603,559   1,523,044    3,126,603      38,076
                             ---------   ---------   ----------    --------
                            $5,294,367  $7,851,416  $13,145,783   $ 497,187
                             =========   =========   ==========    ========

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

     On December 17, 2007, the Company purchased a 27% interest in a parcel of land in Fredericksburg, Virginia for $1,374,913. The Company obtained title to the land in the form of an undivided fee simple interest in the 27% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Project Construction and Development Financing Agreement under which the Company advanced funds to Silver-Honaker Development Company, LLC ("Silver") for the construction of a Dick's Sporting Goods store on the site. The Company's share of the total acquisition costs, including the cost of the land, was $3,126,603.

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

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

     On January 31, 2008, the Company purchased a 30% interest in a Best Buy store in Eau Claire, Wisconsin for $2,021,162. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $142,222 for the interest purchased.

     For properties owned as of December 31, 2008, the minimum future rent payments required by the leases are as follows:

                       2009           $ 1,140,237
                       2010             1,142,862
                       2011             1,148,666
                       2012             1,189,119
                       2013             1,201,276
                       Thereafter       8,513,087
                                       ----------
                                      $14,335,247
                                       ==========

     There were no contingent rents recognized in 2008 and 2007.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                       Industry        2008         2007

     Apple American Group          Restaurant   $  309,551    $  309,551
     TSA Stores, Inc.              Retail          204,665       201,564
     Dick's Sporting Goods, Inc.   Retail          142,167           N/A
     Best Buy Stores, L.P.         Retail          130,742           N/A
     Red Robin International, Inc. Restaurant      105,000           N/A
     Advance Stores Company, Inc.  Retail              N/A        71,679
                                                 ----------    ----------
     Aggregate rent revenue of major tenants    $  892,125    $  582,794
                                                 ==========    ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 85%           95%
                                                 ==========    ==========


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)  Discontinued Operations -

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At December 31, 2008 and 2007, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                      2008         2007

     Rental Income                                 $ 204,665   $ 201,564
     Property Management Expenses                    (14,413)     (4,246)
     Depreciation                                          0     (61,326)
                                                    ---------   ---------
           Income  from Discontinued Operations    $ 190,252   $ 135,992
                                                    =========   =========

(7)  Members' Capital -

     For the years ended December 31, 2008 and 2007, the Company declared distributions of $991,950 and $695,660, respectively. The Limited Members received distributions of $962,192 and $674,790 and the Managing Members received distributions of $29,758 and $20,870 for the years, respectively. The Limited Members' distributions represent $0.53 and $0.51 per LLC Unit outstanding using 1,832,736 and 1,327,999 weighted average Units in 2008 and 2007, respectively. The distributions represent $0.32 and $0.30 per Unit of Net Income and $0.21 and $0.21 per Unit of return of contributed capital in 2008 and 2007, respectively.

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2008        2007

     Net  Income for Financial Reporting Purposes   $ 600,530  $ 405,758

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes  43,269     78,721

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes          25,796          0
                                                     ---------  ---------
           Taxable Income to Members                $ 669,595  $ 484,479
                                                     =========  =========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                         2008        2007

     Members'Equity for Financial Reporting Purposes  $14,864,169 $15,255,589

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes       154,701     111,432

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes              25,796           0

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          2,691,997   2,691,997
                                                       ----------  ----------
           Members' Equity for Tax Reporting Purposes $17,736,663 $18,059,018
                                                       ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2009. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant will be actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2009:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2008, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2008.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method        Inception (March 14, 2005)
Compensation                of Compensation           To December 31, 2008

AEI Securities, Inc.  Selling Commissions equal to 10%        $1,790,447
                      of proceeds, excluding proceeds
                      from distribution reinvestments,
                      most  of  which were reallowed
                      to  Participating Dealers.

Managing Members      Reimbursement at Cost for other         $  916,368
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all           $  278,726
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for all           $  353,465
and Affiliates        Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and  all  other  transfer
                      agency, reporting, Member relations
                      and other administrative functions.

Managing Members      Reimbursement at Cost for all expenses  $        0
and Affiliates        related to the disposition of the Fund's
                      properties.

Managing Members      3% of Net Cash Flow in any fiscal year. $   55,970

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method        Inception (March 14, 2005)
Compensation                of Compensation           To December 31, 2008

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2008 and 2007:

     Fee Category                            2008       2007

     Audit Fees                           $  15,000   $ 16,400
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  15,000   $ 16,400
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

Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

       Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company's audit committee.
                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 12.

       (a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

       (a) (3) The Exhibits filed in response to Item 601 of
               Regulation S-K are listed below.

    3.1 Certificate of Limited Liability Company (incorporated by reference to Exhibit 3.1 of the registrant's Registration
    Statement on Form SB-2 filed on May 26, 2005 [File  No.  333-
    125266]).

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

    10.3 Net Lease Agreement dated September 21, 2006 between the Company, AEI Fund Management XVII, Inc. and Apple Indiana II LLC relating to the Property at 7345 E. Washington Street, Indianapolis, Indiana (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 26,
    2006).

    10.4 Assignment and Assumption of Lease dated December 29, 2006 between the Company, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to
    Exhibit 10.1 of Form 8-K filed January 8, 2007).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AEI INCOME & GROWTH FUND 26
                          Limited Liability Company
                          By: AEI Fund Management XXI, Inc.
                              Its Managing Member


March 26, 2009            By: /s/ Robert P Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                             Date


/s/Robert P Johnson  President (Principal Executive  Officer)  March 26, 2009
   Robert P.Johnson  and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 26, 2009
   Patrick W. Keene  (Principal Accounting Officer)