Form 10-Q
period 2009-03-31
AEI Income & Growth Fund 26 LLC
filed 2009-05-14
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                          Yes        No

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


                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2009 and December 31, 2008

         Statements for the Three Months ended March 31, 2009 and 2008:

           Income

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
              MARCH 31, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                      2009          2008
CURRENT ASSETS:
  Cash                                           $   322,903   $   388,653
  Receivables                                         19,950         2,283
                                                  -----------   -----------
      Total Current Assets                           342,853       390,936
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,294,367     5,294,367
  Buildings and Equipment                          7,851,416     7,851,416
  Accumulated Depreciation                          (575,701)     (497,187)
                                                  -----------   -----------
                                                  12,570,082    12,648,596
  Real Estate Held for Sale                        2,126,435     2,126,435
                                                  -----------   -----------
      Net Investments in Real Estate              14,696,517    14,775,031
                                                  -----------   -----------
           Total  Assets                         $15,039,370   $15,165,967
                                                  ===========   ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    11,233   $    28,015
  Distributions Payable                              232,845       247,987
  Unearned Rent                                       15,598        25,796
                                                  -----------   -----------
      Total Current Liabilities                      259,676       301,798
                                                  -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                   (21,019)      (21,717)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,832,736  Units issued and outstanding        14,800,713    14,885,886
                                                  -----------   -----------
      Total Members' Equity                       14,779,694    14,864,169
                                                  -----------   -----------
        Total Liabilities and Members' Equity    $15,039,370   $15,165,967
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2009         2008

RENTAL INCOME                                     $   231,925   $   165,583

EXPENSES:
  LLC Administration - Affiliates                      44,952        42,969
  LLC Administration and Property
     Management - Unrelated Parties                    11,872        11,706
  Depreciation                                         78,514        58,096
                                                   -----------   -----------
      Total Expenses                                  135,338       112,771
                                                   -----------   -----------

OPERATING INCOME                                       96,587        52,812

OTHER INCOME:
  Interest Income                                         667        51,404
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                      97,254       104,216

Income From Discontinued Operations                    51,116        51,016
                                                   -----------   -----------
NET INCOME                                        $   148,370   $   155,232
                                                   ===========   ===========
NET INCOME ALLOCATED:
  Managing Members                                $     4,451   $     4,657
  Limited Members                                     143,919       150,575
                                                   -----------   -----------
                                                  $   148,370   $   155,232
                                                   ===========   ===========
INCOME PER LLC UNIT:
  Continuing Operations                           $       .05   $       .05
  Discontinued Operations                                 .03           .03
                                                   -----------   -----------
       Total                                      $       .08   $       .08
                                                   ===========   ===========
Weighted Average Units Outstanding                  1,832,736     1,832,736
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   148,370   $   155,232

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      78,514        58,096
     (Increase) Decrease in Receivables               (17,667)        3,814
     Decrease in Payable to
        AEI Fund Management, Inc.                     (16,782)      (70,670)
     Increase (Decrease) in Unearned Rent             (10,198)       21,373
                                                   -----------   -----------
       Total Adjustments                               33,867        12,613
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       182,237       167,845
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0    (3,069,656)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                      (247,987)     (233,594)
                                                   -----------   -----------

NET DECREASE IN CASH                                  (65,750)   (3,135,405)

CASH, beginning of period                             388,653     4,249,562
                                                   -----------   -----------
CASH, end of period                               $   322,903   $ 1,114,157
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007  $ (9,975)  $15,265,564  $15,255,589   1,832,736.0

  Distributions Declared      (7,439)     (240,548)    (247,987)

  Net Income                   4,657       150,575      155,232
                             --------   -----------  -----------  -----------
BALANCE,  March 31, 2008    $(12,757)  $15,175,591  $15,162,834   1,832,736.0
                             ========   ===========  ===========  ===========

BALANCE,  December 31, 2008 $(21,717)  $14,885,886  $14,864,169   1,832,736.0

  Distributions Declared      (3,753)     (229,092)    (232,845)

  Net Income                   4,451       143,919      148,370
                             --------   -----------  -----------  -----------
BALANCE,  March 31, 2009    $(21,019)  $14,800,713  $14,779,694   1,832,736.0
                             ========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(5)  Discontinued Operations -

     The Company is attempting to sell the Sports Authority store
     in  Wichita,  Kansas.   At  March 31,  2009  and  2008,  the
     property was classified as Real Estate Held for Sale with a book value of $2,126,435.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                  2009       2008

     Rental Income                            $  51,166   $ 51,166
     Property Management Expenses                   (50)      (150)
                                               ---------   --------
       Income from Discontinued Operations    $  51,116   $ 51,016
                                               =========   ========



                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Fair Value Measurements -

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations". The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2009 and 2008, the Company recognized rental income from continuing operations of $231,925 and $165,583, respectively. In 2009, rental income increased due to additional rent received from two property acquisitions in 2008.

        For the three months ended March 31, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $44,952 and $42,969, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,872 and $11,706, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2009 and 2008, the Company recognized interest income of $667 and $51,404, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $34,022 of interest income on construction advances in 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2009 and 2008, the Company recognized income from discontinued operations of $51,116 and $51,016, respectively, representing rental income less property management expenses.

        The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At March 31, 2009 and December 31,
2008, the property was classified as Real Estate Held for Sale with a book value of $2,126,435.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2009, the Company's cash balances decreased $65,750 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2008, the Company's cash balances decreased $3,135,405 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $167,845 in 2008 to $182,237 in 2009 as a result of an increase in total rental and interest income in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2009.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008, the Company expended $3,069,656 to invest in real properties (inclusive of acquisition expenses) as the Company continued to invest cash raised from the Unit offering.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Members on a semi-annual basis.

        For the three months ended March 31, 2009 and 2008, the Company declared distributions of $232,845 and $247,987, respectively. The Limited Members received distributions of $229,092 and $240,548 and the Managing Members received distributions of $3,753 and $7,439 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 1.   LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. The purchase price of the Units is equal to 85% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. The purchase price is equal to 100% of the net asset value per Unit in the case of Units of a deceased investor, who purchased the Units in the initial offering and who is a natural person, including Units held by an investor that is an IRA or other qualified plan for which the deceased person was the primary beneficiary, or Units held by an investor that is a grantor trust for which the deceased person was the grantor.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.   OTHER INFORMATION.

       None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.   EXHIBITS.

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


Dated:  May 12, 2009          AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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