Form 10-Q
period 2009-06-30
AEI Income & Growth Fund 26 LLC
filed 2009-08-14
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                              [ ] Yes     [ ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]      Accelerated filer  [ ]

  Non-accelerated filer            Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange  Act).   [ ] Yes  [X] No



                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2009 and December 31,  2008

         Statements for the Periods ended June 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
               JUNE 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                   2009            2008
CURRENT ASSETS:
  Cash                                        $   308,934      $   388,653
  Receivables                                      47,832            2,283
                                               -----------      -----------
      Total Current Assets                        356,766          390,936
                                               -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          5,294,367        5,294,367
  Buildings and Equipment                       7,851,416        7,851,416
  Accumulated Depreciation                       (654,215)        (497,187)
                                               -----------      -----------
                                               12,491,568       12,648,596
  Real Estate Held for Sale                     2,126,435        2,126,435
                                               -----------      -----------
      Net Investments in Real Estate           14,618,003       14,775,031
                                               -----------      -----------
           Total  Assets                      $14,974,769      $15,165,967
                                               ===========      ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    14,860      $    28,015
  Distributions Payable                           236,177          247,987
  Unearned Rent                                    15,598           25,796
                                               -----------      -----------
      Total Current Liabilities                   266,635          301,798
                                               -----------      -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                (23,165)         (21,717)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,832,736  Units issued and outstanding     14,731,299       14,885,886
                                               -----------      -----------
      Total Members' Equity                    14,708,134       14,864,169
                                               -----------      -----------
        Total Liabilities and Members' Equity $14,974,769      $15,165,967
                                               ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                               Three Months Ended       Six Months Ended
                              6/30/09      6/30/08    6/30/09      6/30/08

RENTAL INCOME               $  238,383   $  209,508   $  470,308  $  375,091

EXPENSES:
   LLC  Administration -
     Affiliates                 39,543       43,309       84,495      86,278
  LLC Administration and
     Property  Management  -
     Unrelated Parties           4,825        6,676       16,697      18,382
  Depreciation                  78,514       70,858      157,028     128,954
                             ----------   ----------   ----------  ----------
      Total Expenses           122,882      120,843      258,220     233,614
                             ----------   ----------   ----------  ----------

OPERATING INCOME               115,501       88,665      212,088     141,477

OTHER INCOME:
  Interest Income                  546       20,620        1,213      72,024
                             ----------   ----------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                  116,047      109,285      213,301     213,501

Income from Discontinued
  Operations                    48,570       45,723       99,686      96,739
                             ----------   ----------   ----------  ----------
NET INCOME                  $  164,617   $  155,008   $  312,987  $  310,240
                             ==========   ==========   ==========  ==========
NET INCOME ALLOCATED:
  Managing Members          $    4,939   $    4,650   $    9,390  $    9,307
  Limited Members              159,678      150,358      303,597     300,933
                             ----------   ----------   ----------  ----------
                            $  164,617   $  155,008   $  312,987  $  310,240
                             ==========   ==========   ==========  ==========
NET INCOME PER LLC UNIT:
  Continuing Operations     $      .06   $      .06   $      .12  $      .11
  Discontinued Operations          .03          .02          .05         .05
                             ----------   ----------   ----------  ----------
       Total                $      .09   $      .08   $      .17  $      .16
                             ==========   ==========   ==========  ==========
Weighted  Average Units
  Outstanding                1,832,736    1,832,736    1,832,736   1,832,736
                             ==========   ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                    2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   312,987    $   310,240

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   157,028        128,954
     (Increase) Decrease in Receivables             (45,549)         3,814
     Decrease in Payable to
        AEI Fund Management, Inc.                   (13,155)       (69,729)
     Increase (Decrease) in Unearned Rent           (10,198)        33,687
                                                 -----------    -----------
       Total Adjustments                             88,126         96,726
                                                 -----------    -----------
       Net Cash Provided By
           Operating Activities                     401,113        406,966
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                              0     (3,602,642)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                    (480,832)      (481,582)
                                                 -----------    -----------

NET DECREASE IN CASH                                (79,719)    (3,677,258)

CASH, beginning of period                           388,653      4,249,562
                                                 -----------    -----------
CASH, end of period                             $   308,934    $   572,304
                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Capitalized Construction Costs
   Payable at Period  End                       $         0    $   123,008
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2007  $ (9,975)  $15,265,564  $15,255,589   1,832,736.0

  Distributions Declared     (14,879)     (481,096)    (495,975)

  Net Income                   9,307       300,933      310,240
                             --------   -----------  -----------  -----------
BALANCE,  June 30, 2008     $(15,547)  $15,085,401  $15,069,854   1,832,736.0
                             ========   ===========  ===========  ===========


BALANCE,  December 31, 2008 $(21,717)  $14,885,886  $14,864,169   1,832,736.0

  Distributions Declared     (10,838)     (458,184)    (469,022)

  Net Income                   9,390       303,597      312,987
                             --------   -----------  -----------  -----------
BALANCE,  June 30, 2009     $(23,165)  $14,731,299  $14,708,134   1,832,736.0
                             ========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

(5)  Discontinued Operations -

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,126,435.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended      Six Months Ended
                               6/30/09      6/30/08    6/30/09     6/30/08

 Rental Income                 $ 51,166   $ 51,166    $ 102,332   $ 102,332
 Property Management Expenses    (2,596)    (5,443)      (2,646)     (5,593)
                                --------   --------    ---------   ---------
 Income from Discontinued
   Operations                  $ 48,570   $ 45,723    $  99,686   $  96,739
                                ========   ========    =========   =========

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

 (7) Subsequent Events -

     The Company has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

Results of Operations

        For the six months ended June 30, 2009 and 2008, the Company recognized rental income from continuing operations of $470,308 and $375,091, respectively. In 2009, rental income increased due to additional rent received from two property acquisitions in 2008, a rent increase on one property and contingent rent, based on store sales, received from one property.

        For the six months ended June 30, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $84,495 and $86,278, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $16,697 and $18,382, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2009 and 2008, the Company recognized interest income of $1,213 and $72,024, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $52,033 of interest income on construction advances in 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2009 and 2008, the Company recognized income from discontinued operations of $99,686 and $96,739, respectively, representing rental income less property management expenses.

        The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At June 30, 2009 and December 31,
2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,126,435.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2009, the Company's cash balances decreased $79,719 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2008, the Company's cash balances decreased $3,677,258 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $406,966 in 2008 to $401,113 in 2009 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by an increase in total rental and interest income in 2009 and a decrease in LLC administration and property management expenses in 2009.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2008, the Company expended $3,602,642 to invest in real properties (inclusive of acquisition expenses) as the Company continued to invest cash raised from the Unit offering.

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

        For the six months ended June 30, 2009 and 2008, the Company declared distributions of $469,022 and $495,975, respectively. The Limited Members received distributions of $458,184 and $481,096 and the Managing Members received distributions of $10,838 and $14,879 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

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


Dated:  August 11, 2009       AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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