Form 10-Q
period 2009-09-30
AEI Income & Growth Fund 26 LLC
filed 2009-11-12
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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


                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2009 and December  31, 2008

         Statements for the Periods ended September 30, 2009  and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009           2008
CURRENT ASSETS:
  Cash                                         $   402,741    $   388,653
  Receivables                                            0          2,283
                                                -----------    -----------
      Total Current Assets                         402,741        390,936
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,294,367      5,294,367
  Buildings and Equipment                        7,851,416      7,851,416
  Accumulated Depreciation                        (732,729)      (497,187)
                                                -----------    -----------
                                                12,413,054     12,648,596
  Real Estate Held for Sale                      2,126,435      2,126,435
                                                -----------    -----------
      Net Investments in Real Estate            14,539,489     14,775,031
                                                -----------    -----------
           Total  Assets                       $14,942,230    $15,165,967
                                                ===========    ===========

                          LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    19,863    $    28,015
  Distributions Payable                            236,177        247,987
  Unearned Rent                                     50,271         25,796
                                                -----------    -----------
      Total Current Liabilities                    306,311        301,798
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                 (25,332)       (21,717)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,832,736  Units issued and outstanding      14,661,251     14,885,886
                                                -----------    -----------
      Total Members' Equity                     14,635,919     14,864,169
                                                -----------    -----------
        Total Liabilities and Members' Equity  $14,942,230    $15,165,967
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended      Nine Months Ended
                               9/30/09      9/30/08    9/30/09      9/30/08

RENTAL INCOME                $  234,549   $  231,923  $  704,857  $  607,014

EXPENSES:
  LLC  Administration -
     Affiliates                  39,679       42,557     124,174     128,835
  LLC Administration and
     Property Management  -
     Unrelated Parties            3,755        6,127      20,452      24,509
  Depreciation                   78,514       78,455     235,542     207,409
                              ----------   ----------  ----------  ----------
      Total Expenses            121,948      127,139     380,168     360,753
                              ----------   ----------  ----------  ----------

OPERATING INCOME                112,601      104,784     324,689     246,261

OTHER INCOME:
  Interest Income                   632        1,525       1,845      73,549
                              ----------   ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   113,233      106,309     326,534     319,810

Income from Discontinued
 Operations                      50,729       50,161     150,415     146,900
                              ----------   ----------  ----------  ----------
NET INCOME                   $  163,962   $  156,470  $  476,949  $  466,710
                              ==========   ==========  ==========  ==========
NET INCOME ALLOCATED:
  Managing Members           $    4,918   $    4,694  $   14,308  $   14,001
  Limited Members               159,044      151,776     462,641     452,709
                              ----------   ----------  ----------  ----------
                             $  163,962   $  156,470  $  476,949  $  466,710
                              ==========   ==========  ==========  ==========
NET INCOME PER LLC UNIT:
  Continuing Operations      $      .06   $      .06  $      .17  $      .17
  Discontinued Operations           .03          .02         .08         .08
                              ----------   ----------  ----------  ----------
       Total                 $      .09   $      .08  $      .25  $      .25
                              ==========   ==========  ==========  ==========
Weighted Average
 Units Outstanding            1,832,736    1,832,736   1,832,736   1,832,736
                              ==========   ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                     2009          2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   476,949    $   466,710

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   235,542        207,409
     Decrease in Receivables                          2,283          4,102
     Decrease in Payable to
        AEI Fund Management, Inc.                    (8,152)       (82,347)
     Increase in Unearned Rent                       24,475         12,623
                                                 -----------    -----------
       Total Adjustments                            254,148        141,787
                                                 -----------    -----------
       Net Cash Provided By
           Operating Activities                     731,097        608,497
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                              0     (3,725,773)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                    (717,009)      (729,570)
                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                      14,088     (3,846,846)

CASH, beginning of period                           388,653      4,249,562
                                                 -----------    -----------
CASH, end of period                             $   402,741    $   402,716
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007  $ (9,975)  $15,265,564  $15,255,589   1,832,736.0

  Distributions Declared     (22,318)     (721,644)    (743,962)

  Net Income                  14,001       452,709      466,710
                             --------   -----------  -----------  -----------
BALANCE, September 30, 2008 $(18,292)  $14,996,629  $14,978,337   1,832,736.0
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2008  $(21,717)  $14,885,886  $14,864,169   1,832,736.0

  Distributions Declared     (17,923)     (687,276)    (705,199)

  Net Income                  14,308       462,641      476,949
                             --------   -----------  -----------  -----------
BALANCE, September 30, 2009 $(25,332)  $14,661,251  $14,635,919   1,832,736.0
                             ========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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

     The terms of the offering called for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. The offering terminated October 19, 2007, when the extended offering period expired. The Company received subscriptions for 1,832,736 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $18,327,360 and $1,000, respectively. The Company shall continue until December 31, 2055, unless dissolved, terminated and liquidated prior to that date.

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

(5)  Discontinued Operations -

     The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At September 30, 2009 and December 31,
     2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,126,435.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended    Nine Months Ended
                                9/30/09      9/30/08  9/30/09     9/30/08

 Rental Income                 $ 51,167     $ 51,167  $ 153,499   $ 153,499
 Property Management Expenses      (438)      (1,006)    (3,084)     (6,599)
                                --------     --------  ---------   ---------
 Income from Discontinued
  Operations                   $ 50,729     $ 50,161  $ 150,415   $ 146,900
                                ========     ========  =========   =========



                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Fair Value Measurements -

     The Company adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

(7)  Subsequent Events -

     The Company has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

       For the nine months ended September 30, 2009 and 2008, the Company recognized rental income from continuing operations of $704,857 and $607,014, respectively. In 2009, rental income increased due to additional rent received from two property acquisitions in 2008, a rent increase on one property and contingent rent, based on store sales, received from one property.

       For the nine months ended September 30, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $124,174 and $128,835, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $20,452 and $24,509, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2009 and 2008, the Company recognized interest income of $1,845 and $73,549, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $52,033 of interest income on construction advances in 2008.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2009 and 2008, the Company recognized income from discontinued operations of $150,415 and $146,900, respectively, representing rental income less property management expenses.

        The Company is attempting to sell the Sports Authority store in Wichita, Kansas. At September 30, 2009 and December 31,
2008, the property was classified as Real Estate Held for Sale with a carrying value of $2,126,435.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2009, the Company's cash balances increased $14,088 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the nine months ended September 30, 2008, the Company's cash balances decreased $3,846,846 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $608,497 in 2008 to $731,097 in 2009 as a result of an increase in total rental and interest income in 2009, a decrease in LLC administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2008, the Company expended $3,725,773 to invest in real properties (inclusive of acquisition expenses) as the Company continued to invest cash raised from the Unit offering.

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

       For the nine months ended September 30, 2009 and 2008, the Company declared distributions of $705,199 and $743,962, respectively. The Limited Members received distributions of $687,276 and $721,644 and the Managing Members received distributions of $17,923 and $22,318 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

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


Dated:  November 10, 2009     AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ ROBERT P JOHNSON
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ PATRICKW KEENE
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)