Form 10-K
period 2009-12-31
AEI Income & Growth Fund 26 LLC
filed 2010-03-30
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer  [ ]         Accelerated filer [ ]
  Non-accelerated filer   [ ]          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act). Yes [ ]  No  [X]

As of June 30, 2009, there were 1,832,736.0 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,327,360.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

        AEI Income & Growth Fund 26 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on March 14, 2005. The registrant is comprised of AEI Fund Management XXI, Inc. ("AFM"), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $100,000,000 of limited membership interests (the "Units") (10,000,000 Units at $10 per Unit) pursuant to a registration statement effective October 20, 2005. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. The offering terminated October 19, 2007 when the extended offering period expired. The Company received subscriptions for 1,832,736 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $18,327,360 and $1,000, respectively.

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

Major Tenants

        During 2009, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 87% of total rental revenue in 2009. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2010 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2009.


                                                              Annual  Annual
                        Purchase  Property                    Lease   Rent Per
Property                  Date      Cost         Tenant       Payment Sq. Ft.

Sports Authority Store
 Wichita, KS4/3/06 to
 (40%)                  6/30/06  $2,230,753  TSA Stores, Inc. $204,665 $ 9.79

Advance Auto Parts Store
 Middletown, OH                               Advance Stores
 (55%)                  6/1/06   $1,022,289    Company, Inc.  $ 71,679 $18.94

Applebee's Restaurant  9/21/06 to             Apple Indiana
 Indianapolis, IN1      2/1/06   $3,054,187      II LLC       $220,262 $42.12

Applebee's Restaurant
 Crawfordsville, IN                           Apple Indiana
 (40%)                12/29/06   $1,237,771      II LLC       $ 89,289 $42.44

ITEM 2.   PROPERTIES.  (Continued)

                                                              Annual  Annual
                        Purchase  Property                    Lease   Rent Per
Property                  Date      Cost         Tenant       Payment Sq. Ft.

Starbucks Store                               Starbucks
 Bluffton, IN          8/10/07   $1,150,116  Corporation      $79,800  $44.16

Red Robin
 Beavercreek, OH                               Red Robin
 (land only)          12/28/07   $1,533,655 International,Inc.$115,500 $ 1.30

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

        At December 31, 2009, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 453 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $25,009 and $29,758 were made to the Managing Members and $916,368 and $962,192 were made to the
Limited Members for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

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

        Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2009, the Company did not purchase any Units.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2009, the Company's Units were valued at $7.77. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their rental income on December 1, 2009 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2009 and 2008, the Company recognized rental income of $1,144,072 and $1,043,604, respectively. In 2009, rental income increased due to additional rent received from two property acquisitions in 2008, a rent increase on one property and contingent rent, based on store sales, received from one property.

        For the years ended December 31, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $177,110 and $195,300, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,948 and $36,319, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2009 and 2008, the Company recognized interest income of $2,513 and $74,599, respectively. In 2009 interest income decreased due to the Company having less money invested in a money market account due to property acquisitions and lower money market rates in 2009. In addition, the Company received $52,033 of interest income on construction advances in 2008.

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

Liquidity and Capital Resources

        During the year ended December 31, 2009, the Company's cash balances decreased $13,001 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2008, the Company's cash balances decreased $3,860,909 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $851,975 in 2008 to $940,186 in 2009 as a result of an increase in total rental and interest income in 2009, a decrease in LLC administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2008, the Company expended $3,735,326 to invest in real properties (inclusive of acquisition expenses) as the Company continued to invest cash raised from the Unit offering.

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

        For the years ended December 31, 2009 and 2008, the Company declared distributions of $941,377 and $991,950, respectively. The Limited Members received distributions of $916,368 and $962,192 and the Managing Members received distributions of $25,009 and $29,758 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Beginning in April 2009, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During 2009, the Company did not redeem any Units from the Limited Members.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
obligations on both a short-term and long-term basis.

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

        The Company's plan was to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2008 and 2009, the Company did not complete any property sales. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be variable and less than pre-2009 distribution rates until such time as economic conditions allow the Company to begin selling properties at acceptable prices and generating gains for distribution.

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






                 AEI INCOME & GROWTH FUND 26 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2009 and 2008

Statements for the Years Ended December 31, 2009 and 2008:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2009 and 2008 and the related statements of income, cash flows and changes in members' equity for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                           /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                       2009          2008
CURRENT ASSETS:
  Cash                                             $   375,652  $   388,653
  Receivables                                                0        2,283
                                                    -----------  -----------
      Total Current Assets                             375,652      390,936
                                                    -----------  -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               5,991,984    5,294,367
  Buildings and Equipment                            9,384,552    7,851,416
  Accumulated Depreciation                          (1,038,213)    (497,187)
                                                    -----------  -----------
                                                    14,338,323   12,648,596
  Real Estate Held for Sale                                  0    2,126,435
                                                    -----------  -----------
      Net Investments in Real Estate                14,338,323   14,775,031
                                                    -----------  -----------
           Total  Assets                           $14,713,975  $15,165,967
                                                    ===========  ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    22,391  $    28,015
  Distributions Payable                                236,177      247,987
  Unearned Rent                                         25,796       25,796
                                                    -----------  -----------
      Total Current Liabilities                        284,364      301,798
                                                    -----------  -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                     (31,521)     (21,717)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,832,736  Units issued and outstanding          14,461,132   14,885,886
                                                    -----------  -----------
      Total Members' Equity                         14,429,611   14,864,169
                                                    -----------  -----------
           Total  Liabilities and Members' Equity  $14,713,975  $15,165,967
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2009         2008

RENTAL INCOME                                     $ 1,144,072   $ 1,043,604

EXPENSES:
  LLC Administration - Affiliates                     177,110       195,300
  LLC Administration and Property
     Management - Unrelated Parties                    25,948        36,319
  Depreciation                                        436,708       286,054
                                                   -----------   -----------
      Total Expenses                                  639,766       517,673
                                                   -----------   -----------

OPERATING INCOME                                      504,306       525,931

OTHER INCOME:
  Interest Income                                       2,513        74,599
                                                   -----------   -----------
NET INCOME                                        $   506,819   $   600,530
                                                   ===========   ===========

NET INCOME ALLOCATED:
  Managing Members                                $    15,205   $    18,016
  Limited Members                                     491,614       582,514
                                                   -----------   -----------
                                                  $   506,819   $   600,530
                                                   ===========   ===========

NET INCOME PER LLC UNIT                           $       .27   $       .32
                                                   ===========   ===========

Weighted Average Units Outstanding  -
  Basic and Diluted                                 1,832,736     1,832,736
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   506,819   $   600,530

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      436,708       286,054
     Decrease in Receivables                             2,283         1,819
     Decrease in Payable to
        AEI Fund Management, Inc.                       (5,624)      (62,224)
     Increase in Unearned Rent                               0        25,796
                                                    -----------   -----------
       Total Adjustments                               433,367       251,445
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        940,186       851,975
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0    (3,735,326)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                       (953,187)     (977,558)
                                                    -----------   -----------

NET DECREASE IN CASH                                   (13,001)   (3,860,909)

CASH, beginning of year                                388,653     4,249,562
                                                    -----------   -----------
CASH, end of year                                  $   375,652   $   388,653
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007 $ (9,975)  $15,265,564  $15,255,589  1,832,736.0

  Distributions Declared    (29,758)     (962,192)    (991,950)

  Net Income                 18,016       582,514      600,530
                            --------   -----------  ----------- -----------
BALANCE, December 31, 2008  (21,717)   14,885,886   14,864,169  1,832,736.0

  Distributions Declared    (25,009)     (916,368)    (941,377)

  Net Income                 15,205       491,614      506,819
                            --------   -----------  ----------- -----------
BALANCE, December 31, 2009 $(31,521)  $14,461,132  $14,429,611  1,832,736.0
                            ========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Revenue Recognition

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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Company purchases properties and records them at cost. The Company compares the carrying amount of its properties to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Fair Value Measurements

       The Company adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities measured on a nonrecurring basis on
       January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

     Recently Adopted Pronouncements

       In December 2007, the Financial Accounting Standards Board issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses. This guidance (i) establishes the acquisition-date fair value as the measurement
       objective   for   all  assets  acquired  and   liabilities
       assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. These provisions were adopted by the Company on January 1, 2009. The primary impact of adopting this guidance on the Company's financial statements was the requirement to expense transaction costs relating to its acquisition activities in 2009.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

     Reclassification

       Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2009 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(3)  Related Party Transactions - (Continued)

     AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:


                                                          2009        2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and
  properties, maintaining the Company's books, and
  communicating  with the Limited Partners.             $ 177,110  $ 195,300
                                                         ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Company's behalf to third parties related to Company
  administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.                   $  25,948  $  36,319
                                                         ========   ========
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of properties on behalf of the Company.               $       0  $  46,076
                                                         ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2009 are as follows:

                                            Buildings and        Accumulated
Property                            Land      Equipment   Total  Depreciation

Sports Authority, Wichita, KS   $  697,617  $1,533,136  $ 2,230,753 $  226,969
Advance Auto Parts, Middletown, OH 112,315     909,974    1,022,289    130,430
Applebee's, Indianapolis, IN       889,340   2,164,847    3,054,187    278,580
Applebee's, Crawfordsville, IN     337,353     900,418    1,237,771    108,051
Starbucks, Bluffton, IN            344,008     806,108    1,150,116     76,580
Red Robin, Beavercreek, OH       1,533,655           0    1,533,655          0
Best Buy, Eau Claire, WI           474,137   1,547,025    2,021,162    118,605
Dick's Sporting Goods,
  Fredericksburg, VA             1,603,559   1,523,044    3,126,603     98,998
                                 ---------   ---------   ----------  ---------
                                $5,991,984  $9,384,552  $15,376,536 $1,038,213
                                 =========   =========   ==========  =========


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

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010           $ 1,142,862
                       2011             1,148,666
                       2012             1,189,119
                       2013             1,201,276
                       2014             1,225,858
                       Thereafter       7,287,229
                                       -----------
                                      $13,195,010
                                       ===========

     In 2009, the Company recognized contingent rents of $3,234.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                  Industry            2009         2008

     Apple American Group          Restaurant   $ 309,551    $ 309,551
     Dick's Sporting Goods, Inc.   Retail         219,445      142,167
     TSA Stores, Inc.              Retail         204,665      204,665
     Best Buy Stores, L.P.         Retail         142,223      130,742
     Red Robin International, Inc. Restaurant     116,109      105,000
                                                 --------     --------
     Aggregate rent revenue of major tenants    $ 991,993    $ 892,125
                                                 ========     ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                87%          85%
                                                 ========     ========



                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations -

     Since December 31, 2007, the Sports Authority store in Wichita, Kansas has been classified as Real Estate Held for Sale with a carrying value of $2,126,435. In December 2009, the Company decided to stop actively marketing the property for sale. The property will no longer be classified as Real Estate Held for Sale. As a result, the Company reclassified the operating results of the property, which were previously reported in Discontinued Operations, to Continuing Operations for the periods presented. At the time of reclassification, the Company recognized $122,651 of additional depreciation expense that represents the amount of depreciation that would have been recognized if the property had not been classified as Real Estate Held for Sale.

     The following are the amounts reclassified from Discontinued
     Operations to Continuing Operations for this property for the periods ended December 31:

                                                       2009         2008

     Rental Income                                  $ 204,665   $ 204,665
     Property Management Expense                       (4,614)    (14,413)
                                                     ---------   ---------
       Income Reclassified to Continuing Operations $ 200,051   $ 190,252
                                                     =========   =========

(7)  Members' Capital -

     For the years ended December 31, 2009 and 2008, the Company declared distributions of $941,377 and $991,950, respectively. The Limited Members received distributions of $916,368 and $962,192 and the Managing Members received distributions of $25,009 and $29,758 for the years, respectively. The Limited Members' distributions represent $0.50 and $0.53 per LLC Unit outstanding in 2009 and 2008, respectively, using 1,832,736 weighted average Units for both years. The distributions represent $0.27 and $0.32 per Unit of Net Income and $0.23 and $0.21 per Unit of return of contributed capital in 2009 and 2008, respectively.

     Beginning in April 2009, the Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During 2009, the Company did not redeem any Units from the Limited Members.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                           2009       2008

     Net  Income for Financial Reporting Purposes    $   506,819  $   600,530

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes    165,015       43,269

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes                  0       25,796
                                                       ----------  -----------
           Taxable Income to Members                  $  671,834  $   669,595
                                                       ==========  ===========


     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                           2009       2008

     Members' Equity for Financial Reporting Purposes $14,429,611 $14,864,169

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes       319,716     154,701

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes              25,796      25,796

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                          2,691,997   2,691,997
                                                       ----------  ----------
           Members' Equity for Tax Reporting Purposes $17,467,120 $17,736,663
                                                       ==========  ==========


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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2010:


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2009, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method        Inception (March 14, 2005)
Compensation                 of Compensation           To December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to 10% of      $1,790,447
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

Managing Members      Reimbursement at Cost for other          $  916,368
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all            $  278,726
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for providing      $  530,575
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency, reporting, partner relations and other administrative functions.

Managing Members      Reimbursement at Cost for providing      $        0
and   Affiliates      services related  to  the  disposition
                      of  the  Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal year.  $   80,979

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method        Inception (March 14, 2005)
Compensation                 of Compensation           To December 31, 2009

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $  15,225   $ 15,000
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  15,225   $ 15,000
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


                               AEI INCOME & GROWTH FUND 26
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 29, 2010                 By:/s/ ROBERT P JOHNSON
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                          Date


/s/ROBERT P JOHNSON  President (Principal Executive  Officer)  March 29, 2010
   Robert P. Johnson and Sole Director of Managing Member


/s/PATRICK W KEENE   Chief Financial Officer  and  Treasurer   March 29, 2010
   Patrick W. Keene  (Principal Accounting Officer)