Form 10-Q
period 2010-03-31
AEI Income & Growth Fund 26 LLC
filed 2010-05-14
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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



                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2010 and December 31, 2009

         Statements for the Three Months ended March 31, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
              MARCH 31, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                    2010            2009
CURRENT ASSETS:
   Cash                                         $   384,714     $   375,652

INVESTMENTS IN REAL ESTATE:
   Land                                           5,991,984       5,991,984
   Buildings and Equipment                        9,384,552       9,384,552
   Accumulated Depreciation                      (1,132,059)     (1,038,213)
                                                 -----------     -----------
      Net Investments in Real Estate             14,244,477      14,338,323
                                                 -----------     -----------
           Total  Assets                        $14,629,191     $14,713,975
                                                 ===========     ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $     7,811     $    22,391
  Distributions Payable                             236,177         236,177
  Unearned Rent                                      50,271          25,796
                                                 -----------     -----------
      Total Current Liabilities                     294,259         284,364
                                                 -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (34,361)        (31,521)
  Limited Members, $10 per Unit;
    10,000,000 Units authorized;
    1,832,736 Units issued and outstanding       14,369,293      14,461,132
                                                 -----------     -----------
      Total Members' Equity                      14,334,932      14,429,611
                                                 -----------     -----------
        Total Liabilities and Members' Equity   $14,629,191     $14,713,975
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2010           2009

RENTAL INCOME                                    $   285,716    $   283,091

EXPENSES:
  LLC Administration - Affiliates                     41,414         44,952
  LLC Administration and Property
     Management - Unrelated Parties                    9,625         11,922
  Depreciation                                        93,846         78,514
                                                  -----------    -----------
      Total Expenses                                 144,885        135,388
                                                  -----------    -----------

OPERATING INCOME                                     140,831        147,703

OTHER INCOME:
  Interest Income                                        667            667
                                                  -----------    -----------
NET INCOME                                       $   141,498    $   148,370
                                                  ===========    ===========

NET INCOME ALLOCATED:
  Managing Members                               $     4,245    $     4,451
  Limited Members                                    137,253        143,919
                                                  -----------    -----------
                                                 $   141,498    $   148,370
                                                  ===========    ===========

INCOME PER LLC UNIT                              $       .07    $       .08
                                                  ===========    ===========

Weighted Average Units Outstanding -
  Basic and Diluted                                1,832,736      1,832,736
                                                  ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   141,498    $   148,370

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      93,846         78,514
     Increase in Receivables                                0        (17,667)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (14,580)       (16,782)
     Increase (Decrease) in Unearned Rent              24,475        (10,198)
                                                   -----------    -----------
       Total Adjustments                              103,741         33,867
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       245,239        182,237
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                      (236,177)      (247,987)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                         9,062        (65,750)

CASH, beginning of period                             375,652        388,653
                                                   -----------    -----------
CASH, end of period                               $   384,714    $   322,903
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2008 $ (21,717)  $14,885,886  $14,864,169  1,832,736.0

  Distributions Declared      (3,753)     (229,092)    (232,845)

  Net Income                   4,451       143,919      148,370
                            ---------   -----------  ----------- ------------
BALANCE,  March 31, 2009   $ (21,019)  $14,800,713  $14,779,694  1,832,736.0
                            =========   ===========  =========== ============


BALANCE, December 31, 2009 $ (31,521)  $14,461,132  $14,429,611  1,832,736.0

  Distributions Declared      (7,085)     (229,092)    (236,177)

  Net Income                   4,245       137,253      141,498
                            ---------   -----------  ----------- ------------
BALANCE,  March 31, 2010   $ (34,361)  $14,369,293  $14,334,932  1,832,736.0
                            =========   ===========  =========== ============


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)Fair Value Measurements -

     As of March 31, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For  the three months ended March 31, 2010 and 2009,  the
Company  recognized  rental  income  of  $285,716  and  $283,091,
respectively.   In 2010, rental income increased due  to  a  rent
increase on one property.

        For the three months ended March 31, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $41,414 and $44,952, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $9,625 and $11,922, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2010 and 2009, depreciation expense was $93,846 and $78,514, respectively. The increase was due to the Company reclassifying the Sports Authority store in Wichita, Kansas from held-for-sale status to held-for-use status during the fourth quarter of 2009.

        For the three months ended March 31, 2010 and 2009, the Company recognized interest income of $667 for both periods.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2010, the Company's cash balances increased $9,062 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the three months ended March 31, 2009, the Company's cash balances decreased $65,750 as a result of distributions paid to the Members in excess of cash generated from operating activities.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $182,237 in 2009 to $245,239 in 2010 as a result of an increase in total rental and interest income in 2010, a decrease in LLC administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

        For the three months ended March 31, 2010 and 2009, the Company declared distributions of $236,177 and $232,845, respectively. The Limited Members received distributions of $229,092 and $229,092 and the Managing Members received distributions of $7,085 and $3,753 for the periods, respectively.

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


The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Company's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company's tenants and their cash flows. If a tenant were to default on its lease obligations, the Company's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        The Company's plan is to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2008 and 2009, the Company did not complete any property sales. Until such time as economic conditions allow the Company to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be consistent with distribution rates in 2009.

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


Dated:  May 12, 2010          AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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