Form 10-Q
period 2010-06-30
AEI Income & Growth Fund 26 LLC
filed 2010-08-16
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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


                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2010 and December 31,  2009

         Statements for the Periods ended June 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
               JUNE 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                   2010           2009
CURRENT ASSETS:
   Cash                                       $   341,417     $   375,652

INVESTMENTS IN REAL ESTATE:
   Land                                         5,991,984       5,991,984
   Buildings and Equipment                      9,384,552       9,384,552
   Accumulated Depreciation                    (1,225,905)     (1,038,213)
                                               -----------     -----------
      Net Investments in Real Estate           14,150,631      14,338,323
                                               -----------     -----------
           Total  Assets                      $14,492,048     $14,713,975
                                               ===========     ===========

                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    19,588     $    22,391
  Distributions Payable                           236,083         236,177
  Unearned Rent                                    34,100          25,796
                                               -----------     -----------
      Total Current Liabilities                   289,771         284,364
                                               -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                (38,341)        (31,521)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized; 1,832,736 Units issued;
   1,827,736 and 1,832,736 Units outstanding in
   2010 and 2009, respectively                 14,240,618      14,461,132
                                               -----------     -----------
      Total Members' Equity                    14,202,277      14,429,611
                                               -----------     -----------
        Total Liabilities and Members' Equity $14,492,048     $14,713,975
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                  Three Months Ended      Six Months Ended
                                 6/30/10      6/30/09    6/30/10     6/30/09

RENTAL INCOME                  $  285,715  $  289,549  $  571,431  $  572,640

EXPENSES:
  LLC Administration - Affiliates  41,672      39,543      83,086      84,495
  LLC Administration and Property
    Management  - Unrelated Parties 7,919       7,421      17,544      19,343
  Depreciation                     93,846      78,514     187,692     157,028
                                ----------  ----------  ----------  ----------
      Total Expenses              143,437     125,478     288,322     260,866
                                ----------  ----------  ----------  ----------

OPERATING INCOME                  142,278     164,071     283,109     311,774

OTHER INCOME:
  Interest Income                     557         546       1,224       1,213
                                ----------  ----------  ----------  ----------
NET INCOME                     $  142,835  $  164,617  $  284,333  $  312,987
                                ==========  ==========  ==========  ==========

NET INCOME ALLOCATED:
  Managing Members             $    4,285  $    4,939  $    8,530  $    9,390
  Limited Members                 138,550     159,678     275,803     303,597
                                ----------  ----------  ----------  ----------
                               $  142,835  $  164,617  $  284,333  $  312,987
                                ==========  ==========  ==========  ==========

NET INCOME PER LLC UNIT        $      .08  $      .09  $      .15  $      .17
                                ==========  ==========  ==========  ==========

Weighted Average Units Outstanding -
   Basic and Diluted            1,827,736   1,832,736   1,830,236   1,832,736
                                ==========  ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                       2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   284,333    $   312,987

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     187,692        157,028
     Increase in Receivables                                0        (45,549)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (2,803)       (13,155)
     Increase (Decrease) in Unearned Rent               8,304        (10,198)
                                                   -----------    -----------
       Total Adjustments                              193,193         88,126
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       477,526        401,113
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                      (472,354)      (480,832)
  Redemption Payments                                 (39,407)             0
                                                   -----------    -----------
       Net Cash Used For
          Financing Activities                       (511,761)      (480,832)
                                                   -----------    -----------

NET DECREASE IN CASH                                  (34,235)       (79,719)

CASH, beginning of period                             375,652        388,653
                                                   -----------    -----------
CASH, end of period                               $   341,417    $   308,934
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE,  December 31, 2008 $ (21,717)  $14,885,886  $14,864,169  1,832,736.0

  Distributions Declared      (10,838)     (458,184)    (469,022)

  Net Income                    9,390       303,597      312,987
                             ---------   -----------  ----------- -----------
BALANCE,  June 30, 2009     $ (23,165)  $14,731,299  $14,708,134  1,832,736.0
                             =========   ===========  =========== ===========


BALANCE, December 31, 2009  $ (31,521)  $14,461,132  $14,429,611  1,832,736.0

  Distributions Declared      (14,168)     (458,092)    (472,260)

  Redemption Payments          (1,182)      (38,225)     (39,407)    (5,000.0)

  Net Income                    8,530       275,803      284,333
                             ---------   -----------  ----------- -----------

BALANCE,  June 30, 2010     $ (38,341)  $14,240,618  $14,202,277  1,827,736.0
                             =========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

(3)  Reclassification -

     Certain items in the prior period's financial statements have been reclassified to conform to 2010 presentation.
     These reclassifications had no effect on Members' capital, net income or cash flows.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)Fair Value Measurements -

     As   of  June  30,  2010,  the  Company  has  no  assets  or
     liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the six months ended June 30, 2010 and 2009, the Company recognized rental income of $571,431 and $572,640, respectively.

        For the six months ended June 30, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $83,086 and $84,495, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $17,544 and $19,343, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2010 and 2009, depreciation expense was $187,692 and $157,028, respectively. The increase was due to the Company reclassifying the Sports Authority store in Wichita, Kansas from held-for-sale status to held-for-use status during the fourth quarter of 2009.

        For  the  six  months ended June 30, 2010 and  2009,  the
Company   recognized  interest  income  of  $1,224  and   $1,213,
respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the six months ended June 30, 2010, the Company's cash balances decreased $34,235 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities. During the six months ended June 30, 2009, the Company's cash balances decreased $79,719 as a result of distributions paid to the Members in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $401,113 in 2009 to $477,526 in 2010 as a result of a decrease in LLC administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2010.

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

        For the six months ended June 30, 2010 and 2009, the Company declared distributions of $472,260 and $469,022, respectively. The Limited Members received distributions of $458,092 and $458,184 and the Managing Members received distributions of $14,168 and $10,838 for the periods, respectively.

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

        On April 1, 2010, one Limited Member redeemed a total of 5,000 Units for $38,225 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2009, the Company did not redeem any Units from the Limited Members. The redemptions increase the remaining Limited Member's ownership interest in the Company. As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $1,182 in 2010.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company's plan is to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. During 2008, 2009 and 2010, the Company did not complete any property sales. Until such time as economic conditions allow the Company to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be consistent with distribution rates in 2009.

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


      Small Business Issuer Purchases of Equity Securities
                                                            Maximum Number
                                         Total Number of    of Units that
                                         Units Purchased    May Yet Be
                 Total Number  Average   as Part of         Purchased Under
                   of Units   Price Paid Publicly Announced the Plans
Period            Purchased    per Unit  Plans or Programs  or Programs

4/1/10 to 4/30/10  5,000.0      $7.65        5,000.0 (1)        (2)

5/1/10 to 5/31/10       --         --             --             --

6/1/10 to 6/30/10       --         --             --             --

  (1) The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.


                   PART II - OTHER INFORMATION
                           (Continued)

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


Dated:  August 11, 2010       AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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