Form 10-Q
period 2010-09-30
AEI Income & Growth Fund 26 LLC
filed 2010-11-12
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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


                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2010 and December 31, 2009

         Statements for the Periods ended September 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                   2010           2009
CURRENT ASSETS:
  Cash                                         $   356,698    $   375,652

INVESTMENTS IN REAL ESTATE:
  Land                                           5,991,984      5,991,984
  Buildings and Equipment                        9,384,552      9,384,552
  Accumulated Depreciation                      (1,319,751)    (1,038,213)
                                                -----------    -----------
      Net Investments in Real Estate            14,056,785     14,338,323
                                                -----------    -----------
           Total  Assets                       $14,413,483    $14,713,975
                                                ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    15,579    $    22,391
  Distributions Payable                            236,083        236,177
  Unearned Rent                                     50,271         25,796
                                                -----------    -----------
      Total Current Liabilities                    301,933        284,364
                                                -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                 (41,063)       (31,521)
  Limited Members, $10 per Unit;
    10,000,000 Units authorized; 1,832,736 Units issued;
    1,827,736 and 1,832,736 Units outstanding in
    2010 and 2009, respectively                 14,152,613     14,461,132
                                                -----------    -----------
      Total Members' Equity                     14,111,550     14,429,611
                                                -----------    -----------
        Total Liabilities and Members' Equity  $14,413,483    $14,713,975
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                              Three Months Ended      Nine Months Ended
                             9/30/10      9/30/09    9/30/10     9/30/09

RENTAL INCOME              $  285,716  $  285,716  $  857,147  $  858,356

EXPENSES:
  LLC Administration -
   Affiliates                  42,897      39,679     125,983     124,174
  LLC Administration and
   Property Management  -
   Unrelated Parties            4,197       4,193      21,741      23,536
  Depreciation                 93,846      78,514     281,538     235,542
                            ----------  ----------  ----------  ----------
      Total Expenses          140,940     122,386     429,262     383,252
                            ----------  ----------  ----------  ----------

OPERATING INCOME              144,776     163,330     427,885     475,104

OTHER INCOME:
  Interest Income                 580         632       1,804       1,845
                            ----------  ----------  ----------  ----------
NET INCOME                 $  145,356  $  163,962  $  429,689  $  476,949
                            ==========  ==========  ==========  ==========

NET INCOME ALLOCATED:
  Managing Members         $    4,361  $    4,918  $   12,891  $   14,308
  Limited Members             140,995     159,044     416,798     462,641
                            ----------  ----------  ----------  ----------
                           $  145,356  $  163,962  $  429,689  $  476,949
                            ==========  ==========  ==========  ==========

NET INCOME PER LLC UNIT    $      .08  $      .09  $      .23  $      .25
                            =========   ==========  ==========  ==========

Weighted Average Units Outstanding -
    Basic and Diluted       1,827,736   1,832,736   1,829,403   1,832,736
                            =========   ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                   2010           2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   429,689    $   476,949

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  281,538        235,542
     Decrease in Receivables                             0          2,283
     Decrease in Payable to
        AEI Fund Management, Inc.                   (6,812)        (8,152)
     Increase in Unearned Rent                      24,475         24,475
                                                -----------    -----------
       Total Adjustments                           299,201        254,148
                                                -----------    -----------
       Net Cash Provided By
           Operating Activities                    728,890        731,097
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                   (708,437)      (717,009)
  Redemption Payments                              (39,407)             0
                                                -----------    -----------
       Net Cash Used For
          Financing Activities                    (747,844)      (717,009)
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                    (18,954)        14,088

CASH, beginning of period                          375,652        388,653
                                                -----------    -----------
CASH, end of period                            $   356,698    $   402,741
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2008   $(21,717)  $14,885,886  $14,864,169  1,832,736.0

  Distributions Declared      (17,923)     (687,276)    (705,199)

  Net Income                   14,308       462,641      476,949
                              --------   -----------  ----------- ------------
BALANCE, September 30, 2009  $(25,332)  $14,661,251  $14,635,919  1,832,736.0
                              ========   ===========  =========== ============


BALANCE, December 31, 2009   $(31,521)  $14,461,132  $14,429,611  1,832,736.0

  Distributions Declared      (21,251)     (687,092)    (708,343)

  Redemption Payments          (1,182)      (38,225)     (39,407)    (5,000.0)

  Net Income                   12,891       416,798      429,689
                              --------   -----------  ----------- ------------
BALANCE, September 30, 2010  $(41,063)  $14,152,613  $14,111,550  1,827,736.0
                              ========   ===========  =========== ============



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

(5)Fair Value Measurements -

     As of September 30, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

       For the nine months ended September 30, 2010 and 2009, the Company recognized rental income of $857,147 and $858,356, respectively.

       For the nine months ended September 30, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $125,983 and $124,174, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $21,741 and $23,536, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the nine months ended September 30, 2010 and 2009, depreciation expense was $281,538 and $235,542, respectively. The increase was due to the Company reclassifying the Sports Authority store in Wichita, Kansas from held-for-sale status to held-for-use status during the fourth quarter of 2009.

       For the nine months ended September 30, 2010 and 2009, the
Company   recognized  interest  income  of  $1,804  and   $1,845,
respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2010, the Company's cash balances decreased $18,954 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities. During the nine months ended September 30, 2009, the Company's cash balances increased $14,088 as a result of cash generated from operating activities in excess of distributions paid to the Members.

        Net cash provided by operating activities decreased from $731,097 in 2009 to $728,890 in 2010 as a result of a decrease in total rental and interest income in 2010, an increase in LLC administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

       For the nine months ended September 30, 2010 and 2009, the Company declared distributions of $708,343 and $705,199, respectively. The Limited Members received distributions of $687,092 and $687,276 and the Managing Members received distributions of $21,251 and $17,923 for the periods, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Dated:  November 10, 2010     AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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