Form 10-K
period 2010-12-31
AEI Income & Growth Fund 26 LLC
filed 2011-03-28
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each className of each exchange on which registered
             None                          None

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

  Large accelerated filer [ ]         Accelerated filer [ ]
  Non-accelerated filer  [ ]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act). Yes [ ]  No  [X]

As of June 30, 2010, there were 1,827,736.0 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,277,360.

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

Major Tenants

        During 2010, five tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 87% of total rental revenue in 2010. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2011 and future years. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2010.

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


ITEM 2.   PROPERTIES.  (Continued)

                                                       Annual    Annual
                Purchase    Property                   Lease     Rent Per
Property          Date        Cost      Tenant         Payment   Sq. Ft.

Starbucks Store                         Starbucks
 Bluffton, IN      8/10/07 $1,150,116  Corporation       $ 79,800  $44.16

Red Robin
 Beavercreek, OH                          Red Robin
 (land only)      12/28/07 $1,533,655 International, Inc.$115,500  $ 1.30

Best Buy Store
 Eau Claire, WI                          Best Buy
 (30%)             1/31/08 $2,021,162  Stores, L.P.      $142,222  $10.01

Dick's Sporting Goods
 Fredericksburg, VA                   Dick's Sporting
 (27%)              5/8/08 $3,126,603   Goods, Inc.      $219,445  $16.69


        The  properties  listed above with  a  partial  ownership
percentage  are  owned  with the following  affiliated  entities:
Sports Authority store (AEI Income & Growth Fund 25 LLC); Advance Auto Parts store (AEI Income & Growth Fund 24 LLC); Applebee's restaurant in Crawfordsville, Indiana (AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23
LLC); and Dick's Sporting Goods store in Fredericksburg, Virginia (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC).

        The Company accounts for properties owned as tenants-in-common with affiliated entities using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

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

        At December 31, 2010, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   REMOVED AND RESERVED.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2010, there were 454 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $28,333 and $25,009 were made to the Managing Members and $916,092 and $916,368 were made to the
Limited Members for 2010 and 2009, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

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

        Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2010, the Company did not purchase any Units.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. At December 31, 2010, the Company's Units were valued at $7.57. This value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2010 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. No independent property appraisals were obtained. The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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


Application of Critical Accounting Policies

        The preparation of the Company's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

        The Company purchases properties and records them in the financial statements at cost (not including acquisition expenses). The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the years ended December 31, 2010 and 2009, the Company recognized rental income of $1,142,862 and $1,144,072, respectively. Based on the scheduled rent for the properties owned as of February 28, 2011, the Company expects to recognize rental income of approximately $1,149,000 in 2011.

        For the years ended December 31, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $174,243 and $177,110, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $24,236 and $25,948, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

         For the years ended December 31, 2010 and 2009, depreciation expense was $375,383 and $436,708, respectively. In 2009, depreciation expense was higher as a result of reclassifying the Sports Authority store in Wichita, Kansas from held-for-sale status to held-for-use status during the fourth quarter of 2009. At the time of reclassification, the Company recognized $122,651 of additional depreciation expense that represented the amount of depreciation that would have been recognized if the property had not been classified as Real Estate Held for Sale. This amount represented two years of depreciation expense for the property, which was recognized in the fourth quarter of 2009.

        For  the  years  ended December 31, 2010  and  2009,  the
Company   recognized  interest  income  of  $2,367  and   $2,513,
respectively.

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

Liquidity and Capital Resources

        During the year ended December 31, 2010, the Company's cash balances decreased $47,754 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities. During the year ended December 31, 2009, the Company's cash balances decreased $13,001 as a result of distributions paid to the Members in excess of cash generated from operating activities.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $940,186 in 2009 to $936,172 in 2010 as a result of a decrease in total rental and interest income in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2010.

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

        For the years ended December 31, 2010 and 2009, the Company declared distributions of $944,425 and $941,377, respectively. The Limited Members received distributions of $916,092 and $916,368 and the Managing Members received distributions of $28,333 and $25,009 for the periods, respectively.

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

        During 2010, one Limited Member redeemed a total of 5,000 Units for $38,225 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2009, the Company did not redeem any Units from the Limited Members. The redemptions increase the remaining Limited Members' ownership interest in the Company. As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $1,182 in 2010.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company's plan is to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. During 2008, 2009 and 2010, the Company did not complete any property sales. Until such time as economic conditions allow the Company to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2011 are expected to be consistent with distribution rates in 2010.

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






                 AEI INCOME & GROWTH FUND 26 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2010 and 2009

Statements for the Years Ended December 31, 2010 and 2009:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2010 and 2009 and the related statements of income, cash flows and changes in members' equity (deficit) for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                           /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 25, 2011

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2010          2009
CURRENT ASSETS:
  Cash                                            $   327,898  $   375,652

INVESTMENTS IN REAL ESTATE:
  Land                                              5,991,984    5,991,984
  Buildings and Equipment                           9,384,552    9,384,552
  Accumulated Depreciation                         (1,413,596)  (1,038,213)
                                                   -----------  -----------
      Net Investments in Real Estate               13,962,940   14,338,323
                                                   -----------  -----------
           Total  Assets                          $14,290,838  $14,713,975
                                                   ===========  ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    11,813  $    22,391
  Distributions Payable                               236,083      236,177
  Unearned Rent                                        25,796       25,796
                                                   -----------  -----------
      Total Current Liabilities                       273,692      284,364
                                                   -----------  -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    (43,895)     (31,521)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized; 1,832,736 Units issued;
   1,827,736 and 1,832,736 Units outstanding in
   2010 and 2009, respectively                     14,061,041   14,461,132
                                                   -----------  -----------
      Total Members' Equity                        14,017,146   14,429,611
                                                   -----------  -----------
         Total Liabilities and Members' Equity    $14,290,838  $14,713,975
                                                   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2010         2009

RENTAL INCOME                                      $ 1,142,862  $ 1,144,072

EXPENSES:
  LLC Administration - Affiliates                      174,243      177,110
  LLC Administration and Property
     Management - Unrelated Parties                     24,236       25,948
  Depreciation                                         375,383      436,708
                                                    -----------  -----------
      Total Expenses                                   573,862      639,766
                                                    -----------  -----------

OPERATING INCOME                                       569,000      504,306

OTHER INCOME:
  Interest Income                                        2,367        2,513
                                                    -----------  -----------
NET INCOME                                         $   571,367  $   506,819
                                                    ===========  ===========

NET INCOME ALLOCATED:
  Managing Members                                 $    17,141  $    15,205
  Limited Members                                      554,226      491,614
                                                    -----------  -----------
                                                   $   571,367  $   506,819
                                                    ===========  ===========

NET INCOME PER LLC UNIT                            $       .30  $       .27
                                                    ===========  ===========

Weighted Average Units Outstanding-Basic and Diluted 1,828,986    1,832,736
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                         2010        2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $   571,367  $   506,819

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       375,383      436,708
     Decrease in Receivables                                  0        2,283
     Decrease in Payable to
        AEI Fund Management, Inc.                       (10,578)      (5,624)
                                                     -----------  -----------
       Total Adjustments                                364,805      433,367
                                                     -----------  -----------
       Net Cash Provided By
           Operating Activities                         936,172      940,186
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                        (944,519)    (953,187)
  Redemption Payments                                   (39,407)           0
                                                     -----------  -----------
       Net Cash Used For
           Financing Activities                        (983,926)    (953,187)
                                                     -----------  -----------

NET DECREASE IN CASH                                    (47,754)     (13,001)

CASH, beginning of year                                 375,652      388,653
                                                     -----------  -----------
CASH, end of year                                   $   327,898  $   375,652
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                   Member
                              Managing     Limited                 Units
                              Members      Members     Total    Outstanding


BALANCE,  December 31, 2008 $ (21,717) $14,885,886  $14,864,169  1,832,736.0

  Distributions Declared      (25,009)    (916,368)    (941,377)

  Net Income                   15,205      491,614      506,819
                             ---------  -----------  ----------- -----------
BALANCE, December 31, 2009    (31,521)  14,461,132   14,429,611  1,832,736.0

  Distributions Declared      (28,333)    (916,092)    (944,425)

  Redemption Payments          (1,182)     (38,225)     (39,407)    (5,000.0)

  Net Income                   17,141      554,226      571,367
                             ---------  -----------  ----------- -----------
BALANCE,  December 31, 2010 $ (43,895) $14,061,041  $14,017,146  1,827,736.0
                             =========  ===========  =========== ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate.

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

       Receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Company for federal income tax reporting purposes is includable in the income tax returns of the Members. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Company purchases properties and records them at cost. The Company tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Company determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

       Prior to January 1, 2009, the Company capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

       The Company accounts for properties owned as tenants-in-common with affiliated entities using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2010 and 2009.


     Fair Value Measurements

       As of December 31, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(3)  Related Party Transactions - (Continued)

     AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:

                                                        2010        2009

a.AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and
  properties, maintaining the Company's books, and
  communicating with the Limited Members.             $ 174,243  $ 177,110
                                                       ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Company's behalf to third parties related to Company
  administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.                 $  24,236  $  25,948
                                                       ========   ========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

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


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2010 are as follows:

                                          Buildings and           Accumulated
Property                            Land    Equipment    Total    Depreciation

Sports Authority, Wichita, KS $  697,617  $1,533,136  $ 2,230,753  $  288,295
Advance Auto Parts,
 Middletown, OH                  112,315     909,974    1,022,289     166,829
 Applebee's, Indianapolis, IN    889,340   2,164,847    3,054,187     365,174
Applebee's, Crawfordsville, IN   337,353     900,418    1,237,771     144,068
Starbucks, Bluffton, IN          344,008     806,108    1,150,116     108,824
Red Robin, Beavercreek, OH     1,533,655           0    1,533,655           0
Best Buy, Eau Claire, WI         474,137   1,547,025    2,021,162     180,486
Dick's Sporting Goods,
  Fredericksburg, VA           1,603,559   1,523,044    3,126,603     159,920
                               ----------  ----------  -----------  ----------
                              $5,991,984  $9,384,552  $15,376,536  $1,413,596
                               ==========  ==========  ===========  ==========


     For properties owned as of December 31, 2010, the minimum future rent payments required by the leases are as follows:

                       2011           $ 1,148,666
                       2012             1,189,119
                       2013             1,201,276
                       2014             1,225,858
                       2015             1,233,860
                       Thereafter       6,053,369
                                       -----------
                                      $12,052,148
                                       ===========

     In 2009, the Company recognized contingent rents of $3,234.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                       Industry        2010         2009

     Apple American Group          Restaurant   $  309,551    $  309,551
     Dick's Sporting Goods, Inc.   Retail          219,445       219,445
     TSA Stores, Inc.              Retail          204,665       204,665
     Best Buy Stores, L.P.         Retail          142,222       142,223
     Red Robin International, Inc. Restaurant      115,500       116,109
                                                 ----------    ----------
     Aggregate rent revenue of major tenants    $  991,383    $  991,993
                                                 ==========    ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 87%           87%
                                                 ==========    ==========

(6)  Members' Capital -

     For the years ended December 31, 2010 and 2009, the Company declared distributions of $944,425 and $941,377, respectively. The Limited Members received distributions of $916,092 and $916,368 and the Managing Members received distributions of $28,333 and $25,009 for the years, respectively. The Limited Members' distributions represent $0.50 and $0.50 per LLC Unit outstanding using 1,828,986 and 1,832,736 weighted average Units in 2010 and 2009, respectively. The distributions represent $0.30 and $0.27 per Unit of Net Income and $0.20 and $0.23 per Unit of return of contributed capital in 2010 and 2009, respectively.

     The Company may acquire Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

     During  2010, one Limited Member redeemed a total  of  5,000
     Units for $38,225 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2009, the Company did not redeem any Units from the Limited Members. The redemptions increase the remaining Limited Members' ownership interest in the Company. As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $1,182 in 2010.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Operating Agreement, is $10.03 per original $10 invested.


                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         2010       2009

     Net  Income for Financial Reporting Purposes    $  571,367  $  506,819

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes   107,685     165,015
                                                      ----------  ----------
           Taxable Income to Members                 $  679,052  $  671,834
                                                      ==========  ==========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2010       2009

     Members'Equity for Financial Reporting Purposes $14,017,146  $14,429,611

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes      427,401      319,716

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes             25,796       25,796

     Syndication Costs Treated as Reduction of
      Capital for Financial Reporting Purposes         2,691,997    2,691,997
                                                      -----------  -----------
     Members' Equity for Tax Reporting Purposes      $17,162,340  $17,467,120
                                                      ===========  ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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


ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company's affairs and have general responsibility and the ultimate authority in all matters affecting the Company's business. The Managing Members are AEI Fund Management XXI, Inc. ("AFM"), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 66, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2011. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 51, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2011. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2010. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2010 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant is based on actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2011:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2010 and 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2010, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2010.

Person or Entity                                       Amount Incurred From
 Receiving                      Form and Method     Inception (March 14, 2005)
Compensation                    of Compensation        To December 31, 2010

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

Managing Members      Reimbursement at Cost for other         $  916,368
and Affiliates        Organization and Offering Costs.

Managing Members      Reimbursement at Cost for all           $  278,726
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for providing     $  704,818
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and other
                      administrative functions.

Managing Members      Reimbursement at Cost for providing     $        0
and   Affiliates      services related to the disposition
                      of the  Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal year. $  110,494


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                       Amount Incurred From
 Receiving                      Form and Method     Inception (March 14, 2005)
Compensation                    of Compensation        To December 31, 2010

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2010 and 2009:

     Fee Category                            2010       2009

     Audit Fees                           $  15,470   $ 15,225
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  15,470   $ 15,225
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


                               AEI INCOME & GROWTH FUND 26
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 25, 2011                 By:/s/ ROBERT P JOHNSON
                                      Robert  P. Johnson,
                                      President and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                  Title                      Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer) March 25, 2011
   Robert P.Johnson  and Sole Director of Managing Member


/s/PATRICK W KEENE   Chief Financial Officer and Treasurer   March 25, 2011
   Patrick W.Keene   (Principal Accounting Officer)