Form 10-Q
period 2011-03-31
AEI Income & Growth Fund 26 LLC
filed 2011-05-13
CIK 1326321

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2011

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


                 AEI INCOME & GROWTH FUND 26 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of March 31, 2011 and December 31, 2010

         Statements for the Three Months ended March 31, 2011 and 2010:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 26 LLC
                          BALANCE SHEET
              MARCH 31, 2011 AND DECEMBER 31, 2010

                             ASSETS

                                                     2011           2010
CURRENT ASSETS:
  Cash                                          $   352,774    $   327,898

INVESTMENTS IN REAL ESTATE:
  Land                                            5,991,984      5,991,984
  Buildings and Equipment                         9,384,552      9,384,552
  Accumulated Depreciation                       (1,507,442)    (1,413,596)
                                                 -----------    -----------
      Net Investments in Real Estate             13,869,094     13,962,940
                                                 -----------    -----------
           Total  Assets                        $14,221,868    $14,290,838
                                                 ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    19,053    $    11,813
  Distributions Payable                             236,083        236,083
  Unearned Rent                                      43,621         25,796
                                                 -----------    -----------
      Total Current Liabilities                     298,757        273,692
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (46,716)       (43,895)
  Limited Members, $10 per Unit;
    10,000,000 Units authorized; 1,832,736 Units issued;
    1,827,736 Units outstanding                  13,969,827     14,061,041
                                                 -----------    -----------
      Total Members' Equity                      13,923,111     14,017,146
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $14,221,868    $14,290,838
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2011          2010

RENTAL INCOME                                   $   285,716    $   285,716

EXPENSES:
  LLC Administration - Affiliates                    40,356         41,414
  LLC Administration and Property
     Management - Unrelated Parties                  10,003          9,625
  Depreciation                                       93,846         93,846
                                                 -----------    -----------
      Total Expenses                                144,205        144,885
                                                 -----------    -----------

OPERATING INCOME                                    141,511        140,831

OTHER INCOME:
  Interest Income                                       536            667
                                                 -----------    -----------
NET INCOME                                      $   142,047    $   141,498
                                                 ===========    ===========

NET INCOME ALLOCATED:
  Managing Members                              $     4,261    $     4,245
  Limited Members                                   137,786        137,253
                                                 -----------    -----------
                                                $   142,047    $   141,498
                                                 ===========    ===========

INCOME PER LLC UNIT                             $       .08    $       .07
                                                 ===========    ===========

Weighted Average Units Outstanding-
  Basic and Diluted                               1,827,736      1,832,736
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2011          2010

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   142,047    $   141,498

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    93,846         93,846
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     7,240        (14,580)
     Increase in Unearned Rent                       17,825         24,475
                                                 -----------    -----------
       Total Adjustments                            118,911        103,741
                                                 -----------    -----------
       Net Cash Provided By
           Operating Activities                     260,958        245,239
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Members                    (236,082)      (236,177)
                                                 -----------    -----------

NET INCREASE IN CASH                                 24,876          9,062

CASH, beginning of period                           327,898        375,652
                                                 -----------    -----------
CASH, end of period                             $   352,774    $   384,714
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                    Limited
                                                                     Member
                              Managing     Limited                   Units
                              Members      Members      Total     Outstanding


BALANCE,  December 31, 2009 $ (31,521)  $14,461,132  $14,429,611  1,832,736.0

  Distributions Declared       (7,085)     (229,092)    (236,177)

  Net Income                    4,245       137,253      141,498
                             ---------   -----------  ----------- -----------
BALANCE,  March 31, 2010    $ (34,361)  $14,369,293  $14,334,932  1,832,736.0
                             =========   ===========  =========== ===========


BALANCE, December 31, 2010  $ (43,895)  $14,061,041  $14,017,146  1,827,736.0

  Distributions Declared       (7,082)     (229,000)    (236,082)

  Net Income                    4,261       137,786      142,047
                             ---------   -----------  ----------- -----------
BALANCE,  March 31, 2011    $ (46,716)  $13,969,827  $13,923,111  1,827,736.0
                             =========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 26 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2011

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

(4)Fair Value Measurements -

     As of March 31, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        For the three months ended March 31, 2011 and 2010, the Company recognized rental income of $285,716 during each period. Based on the scheduled rent for the properties owned as of April 30, 2011, the Company expects to recognize rental income of approximately $1,149,000 in 2011.

        For the three months ended March 31, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $40,356 and $41,414, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $10,003 and $9,625, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For  the three months ended March 31, 2011 and 2010,  the
Company   recognized   interest  income   of   $536   and   $667,
respectively.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2011, the Company's cash balances increased $24,876 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the three months ended March 31, 2010, the Company's cash balances increased $9,062 as a result of cash generated from operating activities in excess of distributions paid to the Members.

        Net cash provided by operating activities increased from $245,239 in 2010 to $260,958 in 2011 mainly as a result of net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2011 and 2010, the Company declared distributions of $236,082 and $236,177, respectively. The Limited Members received distributions of $229,000 and $229,092 and the Managing Members received distributions of $7,082 and $7,085 for the periods, respectively.

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

       During the first three months of 2011, the Company did not redeem any Units from the Limited Members. On April 1, 2010, one Limited Member redeemed a total of 5,000 Units for $38,225 in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Members' ownership interest in the Company. As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $1,182 in 2010.

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


Dated:  May 12, 2011          AEI Income & Growth Fund 26 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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