Form 10-Q
period 2011-06-30
AEI Income & Growth Fund 26 LLC
filed 2011-08-12
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

Commission File Number:  000-51823

AEI INCOME & GROWTH FUND 26 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	41-2173048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2011 and December 31, 2010	3

	Statements for the Periods ended June 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Part II – Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2011	2010
Current Assets:
Cash	$361,196	$327,898

Real Estate Held for Investment:
Land	5,991,984	5,991,984
Buildings and Equipment	9,384,552	9,384,552
Accumulated Depreciation	(1,601,288)	(1,413,596)
Real Estate Held for Investment, Net	13,775,248	13,962,940
Total Assets	$14,136,444	$14,290,838

LIABILITIES AND MEMBERS’ EQUITY

	June 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$24,379	$11,813
Distributions Payable	236,083	236,083
Unearned Rent	47,273	25,796
Total Current Liabilities	307,735	273,692

Members’ Equity (Deficit):
Managing Members	(49,548)	(43,895)
Limited Members, $10 per Unit; 10,000,000 Units authorized; 1,832,736 Units issued; 1,827,736 Units outstanding	13,878,257	14,061,041
Total Members’ Equity	13,828,709	14,017,146
Total Liabilities and Members’ Equity	$14,136,444	$14,290,838

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$285,715	$285,715	$571,431	$571,431

Expenses:
LLC Administration – Affiliates	42,163	41,672	82,519	83,086
LLC Administration and Property Management – Unrelated Parties	8,479	7,919	18,482	17,544
Depreciation	93,846	93,846	187,692	187,692
Total Expenses	144,488	143,437	288,693	288,322

Operating Income	141,227	142,278	282,738	283,109

Other Income:
Interest Income	454	557	990	1,224

Net Income	$141,681	$142,835	$283,728	$284,333

Net Income Allocated:
Managing Members	$4,251	$4,285	$8,512	$8,530
Limited Members	137,430	138,550	275,216	275,803
Total	$141,681	$142,835	$283,728	$284,333

Net Income per LLC Unit	$.08	$.08	$.15	$.15

Weighted Average Units Outstanding – Basic and Diluted	1,827,736	1,827,736	1,827,736	1,830,236

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$283,728	$284,333

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	187,692	187,692
Increase (Decrease) in Payable to AEI Fund Management, Inc.	12,566	(2,803)
Increase (Decrease) in Unearned Rent	21,477	8,304
Total Adjustments	221,735	193,193
Net Cash Provided By Operating Activities	505,463	477,526

Cash Flows from Financing Activities:
Distributions Paid to Members	(472,165)	(472,354)
Redemption Payments	0	(39,407)
Net Cash Used For Financing Activities	(472,165)	(511,761)

Net Increase (Decrease) in Cash	33,298	(34,235)

Cash, beginning of period	327,898	375,652

Cash, end of period	$361,196	$341,417

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2009	$(31,521)	$14,461,132	$14,429,611	1,832,736.0

Distributions Declared	(14,168)	(458,092)	(472,260)

Redemption Payments	(1,182)	(38,225)	(39,407)	(5,000.0)

Net Income	8,530	275,803	284,333

Balance, June 30, 2010	$(38,341)	$14,240,618	$14,202,277	1,827,736.0

Balance, December 31, 2010	$(43,895)	$14,061,041	$14,017,146	1,827,736.0

Distributions Declared	(14,165)	(458,000)	(472,165)

Net Income	8,512	275,216	283,728

Balance, June 30, 2011	$(49,548)	$13,878,257	$13,828,709	1,827,736.0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

(2)  Organization –

AEI Income & Growth Fund 26 LLC (“Company”), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants.  The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member.  Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(2)  Organization – (Continued)

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

(3)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Fair Value Measurements –

As of June 30, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters.  These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Company’s financial condition and results of operations, including the following:

—	Market and economic conditions which affect the value of the properties the Company owns and the cash from rental income such properties generate;
—	the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for Members;
—	resolution by the Managing Members of conflicts with which they may be confronted;
—	the success of the Managing Members of locating properties with favorable risk return characteristics;
—	the effect of tenant defaults; and
—	the condition of the industries in which the tenants of properties owned by the Company operate.

Application of Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Company as opposed to other funds they manage.

The Company purchases properties and records them in the financial statements at cost (not including acquisition expenses).  The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs.  They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage.  The Company reimburses these expenses subject to detailed limitations contained in the Operating Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Management of the Company has discussed the development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

For the six months ended June 30, 2011 and 2010, the Company recognized rental income of $571,431 during each period.  Based on the scheduled rent for the properties owned as of July 31, 2011, the Company expects to recognize rental income of approximately $1,149,000 in 2011.

For the six months ended June 30, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $82,519 and $83,086, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $18,482 and $17,544, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2011 and 2010, the Company recognized interest income of $990 and $1,224, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2011, the Company's cash balances increased $33,298 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the six months ended June 30, 2010, the Company's cash balances decreased $34,235 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $477,526 in 2010 to $505,463 in 2011 mainly as a result of net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the six months ended June 30, 2011 and 2010, the Company declared distributions of $472,165 and $472,260, respectively.  The Limited Members received distributions of $458,000 and $458,092 and the Managing Members received distributions of $14,165 and $14,168 for the periods, respectively.

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

During the first six months of 2011, the Company did not redeem any Units from the Limited Members.  On April 1, 2010, one Limited Member redeemed a total of 5,000 Units for $38,225 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $1,182 in 2010.

The continuing rent payments from the properties should be adequate to fund continuing distributions and meet other obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Company’s properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company’s tenants and their cash flows.  If a tenant were to default on its lease obligations, the Company’s income would decrease, its distributions would likely be reduced and the value of its properties might decline.

The Company’s plan is to periodically sell properties to generate capital gains that would be included in the Company’s regular quarterly distributions and to make special distributions on occasion.  Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers.  Until such time as economic conditions allow the Company to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any.  Distribution rates in 2011 are expected to be consistent with distribution rates in 2010.

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.  RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

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

Dated: August 12, 2011	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)