Form 10-Q
period 2011-09-30
AEI Income & Growth Fund 26 LLC
filed 2011-11-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2011 and December 31, 2010	3

	Statements for the Periods ended September 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Part II – Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2011	2010
Current Assets:
Cash	$379,473	$327,898

Real Estate Held for Investment:
Land	5,991,984	5,991,984
Buildings and Equipment	9,384,552	9,384,552
Accumulated Depreciation	(1,695,134)	(1,413,596)
Real Estate Held for Investment, Net	13,681,402	13,962,940
Total Assets	$14,060,875	$14,290,838

LIABILITIES AND MEMBERS’ EQUITY

	September 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$26,162	$11,813
Distributions Payable	236,083	236,083
Unearned Rent	61,830	25,796
Total Current Liabilities	324,075	273,692

Members’ Equity (Deficit):
Managing Members	(52,306)	(43,895)
Limited Members, $10 per Unit; 10,000,000 Units authorized; 1,832,736 Units issued; 1,827,736 Units outstanding	13,789,106	14,061,041
Total Members’ Equity	13,736,800	14,017,146
Total Liabilities and Members’ Equity	$14,060,875	$14,290,838

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$285,716	$285,716	$857,147	$857,147

Expenses:
LLC Administration – Affiliates	39,742	42,897	122,261	125,983
LLC Administration and Property Management – Unrelated Parties	8,340	4,197	26,822	21,741
Depreciation	93,846	93,846	281,538	281,538
Total Expenses	141,928	140,940	430,621	429,262

Operating Income	143,788	144,776	426,526	427,885

Other Income:
Interest Income	386	580	1,376	1,804

Net Income	$144,174	$145,356	$427,902	$429,689

Net Income Allocated:
Managing Members	$4,325	$4,361	$12,837	$12,891
Limited Members	139,849	140,995	415,065	416,798
Total	$144,174	$145,356	$427,902	$429,689

Net Income per LLC Unit	$.08	$.08	$.23	$.23

Weighted Average Units Outstanding – Basic and Diluted	1,827,736	1,827,736	1,827,736	1,829,403

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$427,902	$429,689

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	281,538	281,538
Increase (Decrease) in Payable to AEI Fund Management, Inc.	14,349	(6,812)
Increase (Decrease) in Unearned Rent	36,034	24,475
Total Adjustments	331,921	299,201
Net Cash Provided By Operating Activities	759,823	728,890

Cash Flows from Financing Activities:
Distributions Paid to Members	(708,248)	(708,437)
Redemption Payments	0	(39,407)
Net Cash Used For Financing Activities	(708,248)	(747,844)

Net Increase (Decrease) in Cash	51,575	(18,954)

Cash, beginning of period	327,898	375,652

Cash, end of period	$379,473	$356,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2009	$(31,521)	$14,461,132	$14,429,611	1,832,736.0

Distributions Declared	(21,251)	(687,092)	(708,343)

Redemption Payments	(1,182)	(38,225)	(39,407)	(5,000.0)

Net Income	12,891	416,798	429,689

Balance, September 30, 2010	$(41,063)	$14,152,613	$14,111,550	1,827,736.0

Balance, December 31, 2010	$(43,895)	$14,061,041	$14,017,146	1,827,736.0

Distributions Declared	(21,248)	(687,000)	(708,248)

Net Income	12,837	415,065	427,902

Balance, September 30, 2011	$(52,306)	$13,789,106	$13,736,800	1,827,736.0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

(4)  Fair Value Measurements –

As of September 30, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2011 and 2010, the Company recognized rental income of $857,147 during each period.  Based on the scheduled rent for the properties owned as of October 31, 2011, the Company expects to recognize rental income of approximately $1,149,000 and $1,189,000 in 2011 and 2012, respectively.

For the nine months ended September 30, 2011 and 2010, the Company incurred LLC administration expenses from affiliated parties of $122,261 and $125,983, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $26,822 and $21,741, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2011 and 2010, the Company recognized interest income of $1,376 and $1,804, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Company's cash balances increased $51,575 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the nine months ended September 30, 2010, the Company's cash balances decreased $18,954 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $728,890 in 2010 to $759,823 in 2011 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2011 and an increase in LLC administration and property management expenses in 2011.

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

For the nine months ended September 30, 2011 and 2010, the Company declared distributions of $708,248 and $708,343, respectively.  The Limited Members received distributions of $687,000 and $687,092 and the Managing Members received distributions of $21,248 and $21,251 for the periods, respectively.

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

During the first nine months of 2011, the Company did not redeem any Units from the Limited Members.  On April 1, 2010, one Limited Member redeemed a total of 5,000 Units for $38,225 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $1,182 in 2010.

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

Dated: November 11, 2011	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)