Form 10-Q
period 2012-03-31
AEI Income & Growth Fund 26 LLC
filed 2012-05-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2012 and December 31, 2011	3

	Statements for the Three Months ended March 31, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2012	2011
Current Assets:
Cash	$692,064	$346,847

Real Estate Held for Investment:
Land	4,855,829	4,458,329
Buildings and Equipment	10,332,327	9,384,552
Acquired Intangible Lease Assets	257,767	0
Real Estate Investments, at cost	15,445,923	13,842,881
Accumulated Depreciation and Amortization	(1,889,004)	(1,788,979)
Real Estate Held for Investment, Net	13,556,919	12,053,902
Real Estate Held for Sale	0	1,533,655
Total Real Estate	13,556,919	13,587,557
Total Assets	$14,248,983	$13,934,404

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$54,063	$20,114
Distributions Payable	328,607	236,083
Unearned Rent	62,499	27,730
Total Current Liabilities	445,169	283,927

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	92,025	0

Members’ Equity (Deficit):
Managing Members	2,184	(54,895)
Limited Members, $10 per Unit; 10,000,000 Units authorized; 1,832,736 Units issued; 1,827,736 Units outstanding	13,709,605	13,705,372
Total Members’ Equity	13,711,789	13,650,477
Total Liabilities and Members’ Equity	$14,248,983	$13,934,404

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Three Months Ended March 31,
	2012	2011

Rental Income	$276,823	$256,841

Expenses:
LLC Administration – Affiliates	40,767	40,356
LLC Administration and Property Management – Unrelated Parties	9,617	10,003
Property Acquisition	24,871	0
Depreciation and Amortization	100,025	93,846
Total Expenses	175,280	144,205

Operating Income	101,543	112,636

Other Income:
Interest Income	1,069	536

Income from Continuing Operations	102,612	113,172

Income from Discontinued Operations	287,307	28,875

Net Income	$389,919	$142,047

Net Income Allocated:
Managing Members	$65,086	$4,261
Limited Members	324,833	137,786
Total	$389,919	$142,047

Income per LLC Unit:
Continuing Operations	$.05	$.06
Discontinued Operations	.13	.02
Total	$.18	$.08

Weighted Average Units Outstanding – Basic and Diluted	1,827,736	1,827,736

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$389,919	$142,047

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	99,508	93,846
Gain on Sale of Real Estate	(277,992)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	33,949	7,240
Increase (Decrease) in Unearned Rent	34,769	17,825
Total Adjustments	(109,766)	118,911
Net Cash Provided By Operating Activities	280,153	260,958

Cash Flows from Investing Activities:
Investments in Real Estate	(1,510,500)	0
Proceeds from Sale of Real Estate	1,811,647	0
Net Cash Provided By Investing Activities	301,147	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(236,083)	(236,082)

Net Increase (Decrease) in Cash	345,217	24,876

Cash, beginning of period	346,847	327,898

Cash, end of period	$692,064	$352,774

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$(43,895)	$14,061,041	$14,017,146	1,827,736.0

Distributions Declared	(7,082)	(229,000)	(236,082)

Net Income	4,261	137,786	142,047

Balance, March 31, 2011	$(46,716)	$13,969,827	$13,923,111	1,827,736.0

Balance, December 31, 2011	$(54,895)	$13,705,372	$13,650,477	1,827,736.0

Distributions Declared	(8,007)	(320,600)	(328,607)

Net Income	65,086	324,833	389,919

Balance, March 31, 2012	$2,184	$13,709,605	$13,711,789	1,827,736.0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2012 presentation.  These reclassifications had no effect on Members’ equity, net income or cash flows.

(4)  Real Estate Held for Investment –

On February 23, 2012, the Company purchased a 53% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,510,500.  The Company allocated $257,767 of the purchase price to Acquired Intangible Lease Assets, $92,542 to Acquired Below-Market Lease Intangibles and incurred $24,871 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years (as of the date of purchase) and annual rent of $115,542 for the interest purchased.  The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

For the three months ended March 31, 2012 and 2011, the value of lease assets amortized to expense was $1,440 and $0, respectively, and the increase to rental income for below-market leases was $517 and $0, respectively.  For lease intangibles owned as of March 31, 2012, the weighted average life is 179 months, the estimated amortization expense for lease assets is $17,280 and the estimated increase to rental income for below-market leases is $6,204 for each of the next five succeeding years.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations –

On January 31, 2012, the Company sold the land under the Red Robin restaurant in Beavercreek, Ohio to an unrelated third party.  The Company received net sale proceeds of $1,811,647, which resulted in a net gain of $277,992.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,533,655.

During the first three months of 2012, the Company distributed net sale proceeds of $92,525 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2012	2011

Rental Income	$9,315	$28,875
Gain on Disposal of Real Estate	277,992	0
Income from Discontinued Operations	$287,307	$28,875

(7)  Fair Value Measurements –

As of March 31, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

Management of the Company evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost (not including acquisition expenses).  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

Carrying Value of Properties

The carrying value of the properties is initially recorded at cost, not including acquisition expenses. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Allocation of Expenses

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

Results of Operations

For the three months ended March 31, 2012 and 2011, the Company recognized rental income of $276,823 and $256,841, respectively.  In 2012, rental income increased primarily due to additional rent received from one property acquisition in 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of April 30, 2012, the Company expects to recognize rental income from continuing operations of approximately $1,172,000 in 2012.

For the three months ended March 31, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $40,767 and $40,356, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $9,617 and $10,003, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2012, the Company incurred property acquisition expenses of $24,871 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

For the three months ended March 31, 2012 and 2011, the Company recognized interest income of $1,069 and $536, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2012, the Company recognized income from discontinued operations of $287,307, representing rental income of $9,315 and gain on disposal of real estate of $277,992.  For the three months ended March 31, 2011, the Company recognized income from discontinued operations of $28,875, representing rental income.

On January 31, 2012, the Company sold the land under the Red Robin restaurant in Beavercreek, Ohio to an unrelated third party.  The Company received net sale proceeds of $1,811,647, which resulted in a net gain of $277,992.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,533,655.

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

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Company's cash balances increased $345,217 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property.  During the three months ended March 31, 2011, the Company's cash balances increased $24,876 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $260,958 in 2011 to $280,153 in 2012 mainly as a result of net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was reduced by $24,871 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2012, the Company generated cash flow from the sale of real estate of $1,811,647.  During the same period, the Company expended $1,510,500 to invest in real property as the Company reinvested cash generated from property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2012 and 2011, the Company declared distributions of $328,607 and $236,082, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $320,600 and $229,000 and the Managing Members received distributions of $8,007 and $7,082 for the periods, respectively.  In March 2011, the Company declared a special distribution of net sale proceeds of $92,525, which resulted in a higher distribution payable at March 31, 2012.  The special distribution represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company did not redeem any Units from the Limited Members.  In prior years, one Limited Member redeemed a total of 5,000 Units for $38,225 in accordance with the Operating Agreement.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

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

Dated: May 14, 2012	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)