Form 10-Q
period 2012-06-30
AEI Income & Growth Fund 26 LLC
filed 2012-08-13
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2012 and December 31, 2011	3

	Statements for the Periods ended June 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2012	2011
Current Assets:
Cash	$470,642	$346,847

Real Estate Held for Investment:
Land	4,855,829	4,458,329
Buildings and Equipment	10,332,327	9,384,552
Acquired Intangible Lease Assets	257,767	0
Real Estate Investments, at cost	15,445,923	13,842,881
Accumulated Depreciation and Amortization	(1,996,648)	(1,788,979)
Real Estate Held for Investment, Net	13,449,275	12,053,902
Real Estate Held for Sale	0	1,533,655
Total Real Estate	13,449,275	13,587,557
Total Assets	$13,919,917	$13,934,404

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$21,112	$20,114
Distributions Payable	236,082	236,083
Unearned Rent	56,526	27,730
Total Current Liabilities	313,720	283,927

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	90,474	0

Members’ Equity (Deficit):
Managing Members	2,126	(54,895)
Limited Members: 10,000,000 Units authorized; 1,832,736 Units issued; 1,813,931 and 1,827,736 Units outstanding in 2012 and 2011, respectively	13,513,597	13,705,372
Total Members’ Equity	13,515,723	13,650,477
Total Liabilities and Members’ Equity	$13,919,917	$13,934,404

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$300,193	$256,840	$577,016	$513,681

Expenses:
LLC Administration – Affiliates	40,322	42,163	81,089	82,519
LLC Administration and Property Management – Unrelated Parties	10,752	8,215	20,369	18,218
Property Acquisition	137	0	25,008	0
Depreciation and Amortization	107,644	93,846	207,669	187,692
Total Expenses	158,855	144,224	334,135	288,429

Operating Income	141,338	112,616	242,881	225,252

Other Income:
Interest Income	373	454	1,442	990

Income from Continuing Operations	141,711	113,070	244,323	226,242

Income from Discontinued Operations	0	28,611	287,307	57,486

Net Income	$141,711	$141,681	$531,630	$283,728

Net Income Allocated:
Managing Members	$10,077	$4,251	$75,163	$8,512
Limited Members	131,634	137,430	456,467	275,216
Total	$141,711	$141,681	$531,630	$283,728

Income per LLC Unit:
Continuing Operations	$.07	$.06	$.13	$.12
Discontinued Operations	.00	.02	.12	.03
Total	$.07	$.08	$.25	$.15

Weighted Average Units Outstanding – Basic and Diluted	1,813,931	1,827,736	1,820,834	1,827,736

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$531,630	$283,728

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	205,601	187,692
Gain on Sale of Real Estate	(277,992)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	998	12,566
Increase (Decrease) in Unearned Rent	28,796	21,477
Total Adjustments	(42,597)	221,735
Net Cash Provided By Operating Activities	489,033	505,463

Cash Flows from Investing Activities:
Investments in Real Estate	(1,510,500)	0
Proceeds from Sale of Real Estate	1,811,647	0
Net Cash Provided By Investing Activities	301,147	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(564,691)	(472,165)
Redemption Payments	(101,694)	0
Net Cash Used For Financing Activities	(666,385)	(472,165)

Net Increase (Decrease) in Cash	123,795	33,298

Cash, beginning of period	346,847	327,898

Cash, end of period	$470,642	$361,196

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$(43,895)	$14,061,041	$14,017,146	1,827,736.0

Distributions Declared	(14,165)	(458,000)	(472,165)

Net Income	8,512	275,216	283,728

Balance, June 30, 2011	$(49,548)	$13,878,257	$13,828,709	1,827,736.0

Balance, December 31, 2011	$(54,895)	$13,705,372	$13,650,477	1,827,736.0

Distributions Declared	(15,091)	(549,599)	(564,690)

Redemption Payments	(3,051)	(98,643)	(101,694)	(13,804.7)

Net Income	75,163	456,467	531,630

Balance, June 30, 2012	$2,126	$13,513,597	$13,515,723	1,813,931.3

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

(4)  Real Estate Held for Investment –

On February 23, 2012, the Company purchased a 53% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,510,500.  The Company allocated $257,767 of the purchase price to Acquired Intangible Lease Assets, $92,542 to Acquired Below-Market Lease Intangibles and incurred $25,008 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years (as of the date of purchase) and annual rent of $115,542 for the interest purchased.  The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

For the six months ended June 30, 2012 and 2011, the value of lease assets amortized to expense was $5,760 and $0, respectively, and the increase to rental income for below-market leases was $2,068 and $0, respectively.  For lease intangibles owned as of June 30, 2012, the weighted average remaining life is 175 months, the estimated amortization expense for lease assets is $17,280 and the estimated increase to rental income for below-market leases is $6,204 for each of the next five succeeding years.

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

During the first six months of 2012, the Company distributed net sale proceeds of $92,525 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$0	$28,875	$9,315	$57,750
Property Management Expenses	0	(264)	0	(264)
Gain on Disposal of Real Estate	0	0	277,992	0
Income from Discontinued Operations	$0	$28,611	$287,307	$57,486

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

As of June 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the six months ended June 30, 2012 and 2011, the Company recognized rental income of $577,016 and $513,681, respectively.  In 2012, rental income increased primarily due to additional rent received from one property acquisition in 2012 and rent increases on four properties.  Based on the scheduled rent for the properties owned as of July 31, 2012, the Company expects to recognize rental income from continuing operations of approximately $1,172,000 in 2012.

For the six months ended June 30, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $81,089 and $82,519, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $20,369 and $18,218, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2012, the Company incurred property acquisition expenses of $25,008 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

For the six months ended June 30, 2012 and 2011, the Company recognized interest income of $1,442 and $990, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2012, the Company recognized income from discontinued operations of $287,307, representing rental income of $9,315 and gain on disposal of real estate of $277,992.  For the six months ended June 30, 2011, the Company recognized income from discontinued operations of $57,486, representing rental income less property management expenses.

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

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Company's cash balances increased $123,795 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2011, the Company's cash balances increased $33,298 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $505,463 in 2011 to $489,033 in 2012 mainly as a result of $25,008 of acquisition expenses related to the purchase of real estate in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2012.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012, the Company generated cash flow from the sale of real estate of $1,811,647.  During the same period, the Company expended $1,510,500 to invest in real property as the Company reinvested cash generated from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the six months ended June 30, 2012 and 2011, the Company declared distributions of $564,690 and $472,165, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $549,599 and $458,000 and the Managing Members received distributions of $15,091 and $14,165 for the periods, respectively.  In March 2012, the Company declared a special distribution of net sale proceeds of $92,525, which resulted in higher distributions in 2012.  The special distribution represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

On April 1, 2012, three Limited Members redeemed a total of 13,804.7 Units for $98,643 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  During the first six months of 2011, the Company did not redeem any Units from the Limited Members.  In prior years, one Limited Member redeemed a total of 5,000 Units for $38,225.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $3,051 in 2012.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/12 to 4/30/12	13,804.7	$7.15	18,804.7(1)	(2)

5/1/12 to 5/31/12	--	--	--	--

6/1/12 to 6/30/12	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2012	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)