Form 10-Q
period 2012-09-30
AEI Income & Growth Fund 26 LLC
filed 2012-11-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2012 and December 31, 2011	3

	Statements for the Periods ended September 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011
Current Assets:
Cash	$442,399	$346,847

Real Estate Held for Investment:
Land	4,855,829	4,458,329
Buildings and Equipment	10,332,327	9,384,552
Acquired Intangible Lease Assets	257,767	0
Real Estate Investments, at cost	15,445,923	13,842,881
Accumulated Depreciation and Amortization	(2,104,291)	(1,788,979)
Real Estate Held for Investment, Net	13,341,632	12,053,902
Real Estate Held for Sale	0	1,533,655
Total Real Estate	13,341,632	13,587,557
Total Assets	$13,784,031	$13,934,404

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$14,134	$20,114
Distributions Payable	236,082	236,083
Unearned Rent	16,944	27,730
Total Current Liabilities	267,160	283,927

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	88,923	0

Members’ Equity (Deficit):
Managing Members	2,099	(54,895)
Limited Members: 10,000,000 Units authorized; 1,832,736 Units issued; 1,813,931 and 1,827,736 Units outstanding in 2012 and 2011, respectively	13,425,849	13,705,372
Total Members’ Equity	13,427,948	13,650,477
Total Liabilities and Members’ Equity	$13,784,031	$13,934,404

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$300,193	$256,841	$877,209	$770,522

Expenses:
LLC Administration – Affiliates	38,359	39,742	119,448	122,261
LLC Administration and Property Management – Unrelated Parties	5,086	8,261	25,455	26,479
Property Acquisition	1,112	0	26,120	0
Depreciation and Amortization	107,643	93,846	315,312	281,538
Total Expenses	152,200	141,849	486,335	430,278

Operating Income	147,993	114,992	390,874	340,244

Other Income:
Interest Income	314	386	1,756	1,376

Income from Continuing Operations	148,307	115,378	392,630	341,620

Income from Discontinued Operations	0	28,796	287,307	86,282

Net Income	$148,307	$144,174	$679,937	$427,902

Net Income Allocated:
Managing Members	$7,055	$4,325	$82,218	$12,837
Limited Members	141,252	139,849	597,719	415,065
Total	$148,307	$144,174	$679,937	$427,902

Income per LLC Unit:
Continuing Operations	$.08	$.06	$.21	$.18
Discontinued Operations	.00	.02	.12	.05
Total	$.08	$.08	$.33	$.23

Weighted Average Units Outstanding – Basic and Diluted	1,813,931	1,827,736	1,818,533	1,827,736

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities:
Net Income	$679,937	$427,902

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	311,693	281,538
Gain on Sale of Real Estate	(277,992)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,980)	14,349
Increase (Decrease) in Unearned Rent	(10,786)	36,034
Total Adjustments	16,935	331,921
Net Cash Provided By Operating Activities	696,872	759,823

Cash Flows from Investing Activities:
Investments in Real Estate	(1,510,500)	0
Proceeds from Sale of Real Estate	1,811,647	0
Net Cash Provided By Investing Activities	301,147	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(800,773)	(708,248)
Redemption Payments	(101,694)	0
Net Cash Used For Financing Activities	(902,467)	(708,248)

Net Increase (Decrease) in Cash	95,552	51,575

Cash, beginning of period	346,847	327,898

Cash, end of period	$442,399	$379,473

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2010	$(43,895)	$14,061,041	$14,017,146	1,827,736.0

Distributions Declared	(21,248)	(687,000)	(708,248)

Net Income	12,837	415,065	427,902

Balance, September 30, 2011	$(52,306)	$13,789,106	$13,736,800	1,827,736.0

Balance, December 31, 2011	$(54,895)	$13,705,372	$13,650,477	1,827,736.0

Distributions Declared	(22,173)	(778,599)	(800,772)

Redemption Payments	(3,051)	(98,643)	(101,694)	(13,804.7)

Net Income	82,218	597,719	679,937

Balance, September 30, 2012	$2,099	$13,425,849	$13,427,948	1,813,931.3

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

(4)  Real Estate Held for Investment –

On February 23, 2012, the Company purchased a 53% interest in a Tractor Supply Company store in Starkville, Mississippi for $1,510,500.  The Company allocated $257,767 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $92,542 to Acquired Below-Market Lease Intangibles.  The Partnership incurred $26,120 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 15 years (as of the date of purchase) and annual rent of $115,542 for the interest purchased.  The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

For the nine months ended September 30, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $10,080 and $0, respectively, and the increase to rental income for below-market leases was $3,619 and $0, respectively.  For lease intangibles owned as of September 30, 2012, the weighted average remaining life is 172 months, the estimated amortization expense for in-place lease intangibles is $17,280 and the estimated increase to rental income for below-market leases is $6,204 for each of the next five succeeding years.

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

During the first nine months of 2012, the Company distributed net sale proceeds of $92,525 to the Limited and Managing Members as part of their quarterly distributions, which represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The financial results for this property is reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$0	$28,875	$9,315	$86,625
Property Management Expenses	0	(79)	0	(343)
Gain on Disposal of Real Estate	0	0	277,992	0
Income (Loss) from Discontinued Operations	$0	$28,796	$287,307	$86,282

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

As of September 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2012 and 2011, the Company recognized rental income of $877,209 and $770,522, respectively.  In 2012, rental income increased primarily due to additional rent received from one property acquisition in 2012 and rent increases on four properties.  Based on the scheduled rent for the properties owned as of October 31, 2012, the Company expects to recognize rental income from continuing operations of approximately $1,172,000 and $1,201,000 in 2012 and 2013, respectively.

For the nine months ended September 30, 2012 and 2011, the Company incurred LLC administration expenses from affiliated parties of $119,448 and $122,261, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,455 and $26,479, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012, the Company incurred property acquisition expenses of $26,120 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

For the nine months ended September 30, 2012 and 2011, the Company recognized interest income of $1,756 and $1,376, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2012, the Company recognized income from discontinued operations of $287,307, representing rental income of $9,315 and gain on disposal of real estate of $277,992.  For the nine months ended September 30, 2011, the Company recognized income from discontinued operations of $86,282, representing rental income less property management expenses.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2012, the Company's cash balances increased $95,552 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the nine months ended September 30, 2011, the Company's cash balances increased $51,575 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $759,823 in 2011 to $696,872 in 2012 as a result of $26,120 of acquisition expenses related to the purchase of real estate in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2012 and a decrease in LLC administration and property management expenses in 2012.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2012, the Company generated cash flow from the sale of real estate of $1,811,647.  During the same period, the Company expended $1,510,500 to invest in real property as the Company reinvested cash generated from property sales.

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

For the nine months ended September 30, 2012 and 2011, the Company declared distributions of $800,772 and $708,248, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $778,599 and $687,000 and the Managing Members received distributions of $22,173 and $21,248 for the periods, respectively.  In March 2012, the Company declared a special distribution of net sale proceeds of $92,525, which resulted in higher distributions in 2012.  The special distribution represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Dated: November 12, 2012	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)