Form 10-Q
period 2013-03-31
AEI Income & Growth Fund 26 LLC
filed 2013-05-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2013 and December 31, 2012	3

	Statements for the Three Months ended March 31, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2013	2012
Current Assets:
Cash	$356,699	$311,084

Real Estate Held for Investment:
Land	4,855,829	4,855,829
Buildings and Equipment	10,332,327	10,332,327
Acquired Intangible Lease Assets	257,767	257,767
Real Estate Investments, at cost	15,445,923	15,445,923
Accumulated Depreciation and Amortization	(2,329,458)	(2,219,838)
Real Estate Held for Investment, Net	13,116,465	13,226,085
Total Assets	$13,473,164	$13,537,169

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$18,710	$17,126
Distributions Payable	236,082	233,166
Unearned Rent	22,917	0
Total Current Liabilities	277,709	250,292

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	85,821	87,372

Members’ Equity (Deficit):
Managing Members	(639)	2,058
Limited Members – 10,000,000 Units authorized; 1,792,925 Units issued and outstanding	13,110,273	13,197,447
Total Members’ Equity	13,109,634	13,199,505
Total Liabilities and Members’ Equity	$13,473,164	$13,537,169

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Three Months Ended March 31
	2013	2012

Rental Income	$301,607	$276,823

Expenses:
LLC Administration – Affiliates	37,430	40,767
LLC Administration and Property Management – Unrelated Parties	8,531	9,617
Property Acquisition	0	24,871
Depreciation and Amortization	109,620	100,025
Total Expenses	155,581	175,280

Operating Income	146,026	101,543

Other Income:
Interest Income	185	1,069

Income from Continuing Operations	146,211	102,612

Income from Discontinued Operations	0	287,307

Net Income	$146,211	$389,919

Net Income Allocated:
Managing Members	$4,386	$65,086
Limited Members	141,825	324,833
Total	$146,211	$389,919

Income per LLC Unit:
Continuing Operations	$.08	$.05
Discontinued Operations	.00	.13
Total – Basic and Diluted	$.08	$.18

Weighted Average Units Outstanding – Basic and Diluted	1,792,925	1,827,736

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2013	2012
Cash Flows from Operating Activities:
Net Income	$146,211	$389,919

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	108,069	99,508
Gain on Sale of Real Estate	0	(277,992)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	1,584	33,949
Increase (Decrease) in Unearned Rent	22,917	34,769
Total Adjustments	132,570	(109,766)
Net Cash Provided By Operating Activities	278,781	280,153

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,510,500)
Proceeds from Sale of Real Estate	0	1,811,647
Net Cash Provided By Investing Activities	0	301,147

Cash Flows from Financing Activities:
Distributions Paid to Members	(233,166)	(236,083)

Net Increase (Decrease) in Cash	45,615	345,217

Cash, beginning of period	311,084	346,847

Cash, end of period	$356,699	$692,064

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$(54,895)	$13,705,372	$13,650,477	1,827,736.0

Distributions Declared	(8,007)	(320,600)	(328,607)

Net Income	65,086	324,833	389,919

Balance, March 31, 2012	$2,184	$13,709,605	$13,711,789	1,827,736.0

Balance, December 31, 2012	$2,058	$13,197,447	$13,199,505	1,792,925.0

Distributions Declared	(7,083)	(228,999)	(236,082)

Net Income	4,386	141,825	146,211

Balance, March 31, 2013	$(639)	$13,110,273	$13,109,634	1,792,925.0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

(3)  Real Estate Held for Investment –

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

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations –

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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2013	2012

Rental Income	$0	$9,315
Gain on Disposal of Real Estate	0	277,992
Income from Discontinued Operations	$0	$287,307

(6)  Fair Value Measurements –

As of March 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2013 and 2012, the Company recognized rental income of $301,607 and $276,823, respectively.  In 2013, rental income increased primarily due to additional rent received from one property acquisition in 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of April 30, 2013, the Company expects to recognize rental income from continuing operations of approximately $1,208,000 in 2013.

For the three months ended March 31, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $37,430 and $40,767, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $8,531 and $9,617, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2012, the Company incurred property acquisition expenses of $24,871 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

For the three months ended March 31, 2013 and 2012, the Company recognized interest income of $185 and $1,069, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Company's cash balances increased $45,615 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2012, the Company's cash balances increased $345,217 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property.

Net cash provided by operating activities decreased from $280,153 in 2012 to $278,781 in 2013 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2013 and a decrease in LLC administration and property management expenses in 2013.  During 2012, cash from operations was reduced by $24,871 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

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

For the three months ended March 31, 2013 and 2012, the Company declared distributions of $236,082 and $328,607, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $228,999 and $320,600 and the Managing Members received distributions of $7,083 and $8,007 for the periods, respectively.  In March 2012, the Company declared a special distribution of net sale proceeds of $92,525 which resulted in higher distributions declared in 2012.  The special distribution represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

During the three months ended March 31, 2013 and 2012, the Company did not redeem any Units from the Limited Members.  During the remainder of 2012, five Limited Members redeemed a total of 34,811.0 Units for $234,843 in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, one Limited Member redeemed a total of 5,000.0 Units for $38,225.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of this redemption payment and pursuant to the Operating Agreement, the Managing Members received distributions of $7,263 in 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2013	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)