Form 10-Q
period 2013-06-30
AEI Income & Growth Fund 26 LLC
filed 2013-08-15
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2013 and December 31, 2012	3

	Statements for the Periods ended June 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2013	2012
Current Assets:
Cash	$289,398	$311,084

Real Estate Held for Investment:
Land	4,855,829	4,855,829
Buildings and Equipment	10,332,327	10,332,327
Acquired Intangible Lease Assets	257,767	257,767
Real Estate Investments, at cost	15,445,923	15,445,923
Accumulated Depreciation and Amortization	(2,439,078)	(2,219,838)
Real Estate Held for Investment, Net	13,006,845	13,226,085
Total Assets	$13,296,243	$13,537,169

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$14,033	$17,126
Distributions Payable	236,081	233,166
Unearned Rent	22,917	0
Total Current Liabilities	273,031	250,292

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	84,270	87,372

Members’ Equity (Deficit):
Managing Members	(5,759)	2,058
Limited Members – 10,000,000 Units authorized; 1,781,725 and 1,792,925 Units issued and outstanding in 2013 and 2012, respectively	12,944,701	13,197,447
Total Members’ Equity	12,938,942	13,199,505
Total Liabilities and Members’ Equity	$13,296,243	$13,537,169

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$301,971	$300,193	$603,578	$577,016

Expenses:
LLC Administration – Affiliates	35,459	40,322	72,889	81,089
LLC Administration and Property Management – Unrelated Parties	10,251	10,752	18,782	20,369
Property Acquisition	0	137	0	25,008
Depreciation and Amortization	109,620	107,644	219,240	207,669
Total Expenses	155,330	158,855	310,911	334,135

Operating Income	146,641	141,338	292,667	242,881

Other Income:
Interest Income	139	373	324	1,442

Income from Continuing Operations	146,780	141,711	292,991	244,323

Income from Discontinued Operations	0	0	0	287,307

Net Income	$146,780	$141,711	$292,991	$531,630

Net Income Allocated:
Managing Members	$4,404	$10,077	$8,790	$75,163
Limited Members	142,376	131,634	284,201	456,467
Total	$146,780	$141,711	$292,991	$531,630

Income per LLC Unit:
Continuing Operations	$.08	$.07	$.16	$.13
Discontinued Operations	.00	.00	.00	.12
Total – Basic and Diluted	$.08	$.07	$.16	$.25

Weighted Average Units Outstanding – Basic and Diluted	1,781,725	1,813,931	1,787,325	1,820,834

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Six Months Ended June 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$292,991	$531,630

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	216,138	205,601
Gain on Sale of Real Estate	0	(277,992)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(3,093)	998
Increase (Decrease) in Unearned Rent	22,917	28,796
Total Adjustments	235,962	(42,597)
Net Cash Provided By Operating Activities	528,953	489,033

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,510,500)
Proceeds from Sale of Real Estate	0	1,811,647
Net Cash Provided By Investing Activities	0	301,147

Cash Flows from Financing Activities:
Distributions Paid to Members	(469,248)	(564,691)
Redemption Payments	(81,391)	(101,694)
Net Cash Used For Financing Activities	(550,639)	(666,385)

Net Increase (Decrease) in Cash	(21,686)	123,795

Cash, beginning of period	311,084	346,847

Cash, end of period	$289,398	$470,642

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$(54,895)	$13,705,372	$13,650,477	1,827,736.0

Distributions Declared	(15,091)	(549,599)	(564,690)

Redemption Payments	(3,051)	(98,643)	(101,694)	(13,804.7)

Net Income	75,163	456,467	531,630

Balance, June 30, 2012	$2,126	$13,513,597	$13,515,723	1,813,931.3

Balance, December 31, 2012	$2,058	$13,197,447	$13,199,505	1,792,925.0

Distributions Declared	(14,165)	(457,998)	(472,163)

Redemption Payments	(2,442)	(78,949)	(81,391)	(11,200.0)

Net Income	8,790	284,201	292,991

Balance, June 30, 2013	$(5,759)	$12,944,701	$12,938,942	1,781,725.0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$0	$0	$0	$9,315
Gain on Disposal of Real Estate	0	0	0	277,992
Income from Discontinued Operations	$0	$0	$0	$287,307

(6)  Fair Value Measurements –

As of June 30, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2013 and 2012, the Company recognized rental income from continuing operations of $603,578 and $577,016, respectively.  In 2013, rental income increased primarily due to additional rent received from one property acquisition in 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of July 31, 2013, the Company expects to recognize rental income from continuing operations of approximately $1,208,000 in 2013.

For the six months ended June 30, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $72,889 and $81,089, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $18,782 and $20,369, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2012, the Company incurred property acquisition expenses of $25,008 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

For the six months ended June 30, 2013 and 2012, the Company recognized interest income of $324 and $1,442, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Company's cash balances decreased $21,686 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2012, the Company's cash balances increased $123,795 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $489,033 in 2012 to $528,953 in 2013 as a result of an increase in total rental and interest income in 2013 and a decrease in LLC administration and property management expenses in 2013, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was reduced by $25,008 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2013 and 2012, the Company declared distributions of $472,163 and $564,690, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $457,998 and $549,599 and the Managing Members received distributions of $14,165 and $15,091 for the periods, respectively.  In March 2012, the Company declared a special distribution of net sale proceeds of $92,525 which resulted in higher distributions declared in 2012.  The special distribution represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

On April 1, 2013, four Limited Members redeemed a total of 11,200.0 Units for $78,949 in accordance with the Operating Agreement.  On April 1, 2012, three Limited Members redeemed a total of 13,804.7 Units for $98,643.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,442 and $3,051 in 2013 and 2012, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last several years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Company’s properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company’s tenants and their cash flows.  If a tenant were to default on its lease obligations, the Company’s income would decrease, its distributions would likely be reduced and the value of its properties might decline.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/13 to 4/30/13	11,200.0	$7.05	51,010.9(1)	(2)

5/1/13 to 5/31/13	--	--	--	--

6/1/13 to 6/30/13	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 14, 2013	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)