Form 10-Q
period 2013-09-30
AEI Income & Growth Fund 26 LLC
filed 2013-11-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2013 and December 31, 2012	3

	Statements for the Periods ended September 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2013	2012
Current Assets:
Cash	$320,884	$311,084

Real Estate Held for Investment:
Land	4,855,829	4,855,829
Buildings and Equipment	10,332,327	10,332,327
Acquired Intangible Lease Assets	257,767	257,767
Real Estate Investments, at cost	15,445,923	15,445,923
Accumulated Depreciation and Amortization	(2,548,698)	(2,219,838)
Real Estate Held for Investment, Net	12,897,225	13,226,085
Total Assets	$13,218,109	$13,537,169

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$23,704	$17,126
Distributions Payable	236,081	233,166
Unearned Rent	22,917	0
Total Current Liabilities	282,702	250,292

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	82,719	87,372

Members’ Equity (Deficit):
Managing Members	(8,346)	2,058
Limited Members – 10,000,000 Units authorized; 1,781,725 and 1,792,925 Units issued and outstanding in 2013 and 2012, respectively	12,861,034	13,197,447
Total Members’ Equity	12,852,688	13,199,505
Total Liabilities and Members’ Equity	$13,218,109	$13,537,169

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$301,970	$300,193	$905,548	$877,209

Expenses:
LLC Administration – Affiliates	35,142	38,359	108,031	119,448
LLC Administration and Property Management – Unrelated Parties	7,537	5,086	26,319	25,455
Property Acquisition	0	1,112	0	26,120
Depreciation and Amortization	109,620	107,643	328,860	315,312
Total Expenses	152,299	152,200	463,210	486,335

Operating Income	149,671	147,993	442,338	390,874

Other Income:
Interest Income	156	314	480	1,756

Income from Continuing Operations	149,827	148,307	442,818	392,630

Income from Discontinued Operations	0	0	0	287,307

Net Income	$149,827	$148,307	$442,818	$679,937

Net Income Allocated:
Managing Members	$4,495	$7,055	$13,285	$82,218
Limited Members	145,332	141,252	429,533	597,719
Total	$149,827	$148,307	$442,818	$679,937

Income per LLC Unit:
Continuing Operations	$.08	$.08	$.24	$.21
Discontinued Operations	.00	.00	.00	.12
Total – Basic and Diluted	$.08	$.08	$.24	$.33

Weighted Average Units Outstanding – Basic and Diluted	1,781,725	1,813,931	1,785,458	1,818,533

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$442,818	$679,937

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	324,207	311,693
Gain on Sale of Real Estate	0	(277,992)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	6,578	(5,980)
Increase (Decrease) in Unearned Rent	22,917	(10,786)
Total Adjustments	353,702	16,935
Net Cash Provided By Operating Activities	796,520	696,872

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,510,500)
Proceeds from Sale of Real Estate	0	1,811,647
Net Cash Provided By Investing Activities	0	301,147

Cash Flows from Financing Activities:
Distributions Paid to Members	(705,329)	(800,773)
Redemption Payments	(81,391)	(101,694)
Net Cash Used For Financing Activities	(786,720)	(902,467)

Net Increase (Decrease) in Cash	9,800	95,552

Cash, beginning of period	311,084	346,847

Cash, end of period	$320,884	$442,399

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$(54,895)	$13,705,372	$13,650,477	1,827,736.0

Distributions Declared	(22,173)	(778,599)	(800,772)

Redemption Payments	(3,051)	(98,643)	(101,694)	(13,804.7)

Net Income	82,218	597,719	679,937

Balance, September 30, 2012	$2,099	$13,425,849	$13,427,948	1,813,931.3

Balance, December 31, 2012	$2,058	$13,197,447	$13,199,505	1,792,925.0

Distributions Declared	(21,247)	(686,997)	(708,244)

Redemption Payments	(2,442)	(78,949)	(81,391)	(11,200.0)

Net Income	13,285	429,533	442,818

Balance, September 30, 2013	$(8,346)	$12,861,034	$12,852,688	1,781,725.0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

(6)  Fair Value Measurements –

As of September 30, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2013 and 2012, the Company recognized rental income from continuing operations of $905,548 and $877,209, respectively.  In 2013, rental income increased primarily due to additional rent received from one property acquisition in 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of October 31, 2013, the Company expects to recognize rental income from continuing operations of approximately $1,208,000 and $1,223,000 in 2013 and 2014, respectively.

For the nine months ended September 30, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $108,031 and $119,448, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $26,319 and $25,455, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012, the Company incurred property acquisition expenses of $26,120 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

For the nine months ended September 30, 2013 and 2012, the Company recognized interest income of $480 and $1,756, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Company's cash balances increased $9,800 as a result of cash generated from operating activities in excess of distributions and redemption payments paid to the Members.  During the nine months ended September 30, 2012, the Company's cash balances increased $95,552 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $696,872 in 2012 to $796,520 in 2013 as a result of an increase in total rental and interest income in 2013, a decrease in LLC administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was reduced by $26,120 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2013 and 2012, the Company declared distributions of $708,244 and $800,772, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $686,997 and $778,599 and the Managing Members received distributions of $21,247 and $22,173 for the periods, respectively.  In March 2012, the Company declared a special distribution of net sale proceeds of $92,525 which resulted in higher distributions declared in 2012.  The special distribution represented a return of capital of $0.05 per LLC Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2013	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)