Form 10-K
period 2013-12-31
AEI Income & Growth Fund 26 LLC
filed 2014-03-31
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013

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
☐ Yes    ☒ No

As of June 30, 2013, there were 1,781,725.0 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,817,250.

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

ITEM 1.  BUSINESS.  (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2010, the Company owned interests in eight properties with a total cost of $15,376,536.  During the year ended December 31, 2012, the Company sold one property and received net sale proceeds of $1,811,647, which resulted in a net gain of $277,992.  During 2012, the Company expended $1,510,500 to purchase one additional property as it reinvested cash generated from the property sale.  As of December 31, 2013, the Company owned interests in eight properties with a total cost of $15,353,381.

Major Tenants

During 2013, four tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 77% of total rental income in 2013.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2014.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Company's investment objectives are to acquire existing or newly-developed commercial properties that provide (i) regular rental income; (ii) growth in lease income through rent escalation provisions; (iii) capital growth through appreciation in the value of properties; (iv) reduced occupancy risks as a result of long-term leases with creditworthy corporate tenants; and (v) passive income that may be offset by eligible passive losses from other investments for tax purposes.  The Company does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the Managing Members attempt to diversify the properties by tenant and geographic location.

Description of Properties

The Company's properties are commercial, single tenant buildings.  The properties were acquired on a debt-free basis and are leased to tenants under net leases, classified as operating leases.  The Company holds an undivided fee simple interest in the properties.

The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long-term lease, there is little competition until the Company decides to sell the property.  At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Company's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2013.
Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Sports Authority Store Wichita, KS (40%)	4/3/06 to 6/30/06	$2,230,753	TSA Stores, Inc.	$225,131	$10.77

Advance Auto Parts Store Middletown, OH (55%)	6/1/06	$1,022,289	Advance Stores Company, Inc.	$71,679	$18.94

Applebee’s Restaurant Indianapolis, IN	9/21/06 to 12/1/06	$3,054,187	Apple Indiana II LLC	$236,782	$45.27

ITEM 2.  PROPERTIES.  (Continued)
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Applebee’s Restaurant Crawfordsville, IN (40%)	12/29/06	$1,237,771		Apple Indiana II LLC	$95,985	$45.62

Starbucks Store Bluffton, IN	8/10/07	$1,150,116		Starbucks Corporation	$87,780	$48.58

Best Buy Store Eau Claire, WI (30%)	1/31/08	$2,021,162		Best Buy Stores, L.P.	$149,333	$10.51

Dick’s Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,603		Dick’s Sporting Goods, Inc.	$219,445	$16.69

Tractor Supply Company Store Starkville, MS (53%)	2/23/12	$1,510,500	(1)	Tractor Supply Company	$115,542	$11.51

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

At December 31, 2013, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2013, there were 450 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $28,330 and $26,340 were made to the Managing Members and $915,997 and $1,007,598 were made to the Limited Members for 2013 and 2012, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/13 to 10/31/13	1000.00	$6.55	52,011.0(1)	(2)

11/1/13 to 11/30/13	--	--	--	--

12/1/13 to 12/31/13	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2013, the Company’s Units were valued at $7.54.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2013 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

Carrying Value of Properties

Properties are carried at original cost, less accumulated depreciation and amortization. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2013 and 2012, the Company recognized rental income from continuing operations of $1,207,519 and $1,177,402, respectively.  In 2013, rental income increased primarily due to additional rent received from one property acquisition in 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of February 28, 2014, the Company expects to recognize rental income from continuing operations of approximately $1,223,000 in 2014.

For the years ended December 31, 2013 and 2012, the Company incurred LLC administration expenses from affiliated parties of $140,613 and $154,427, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $29,137 and $28,138, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2012, the Company incurred property acquisition expenses of $28,135 related to the purchase of the Tractor Supply Company store in Starkville, Mississippi.

For the years ended December 31, 2013 and 2012, the Company recognized interest income of $644 and $1,922, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the year ended December 31, 2013, the Company's cash balances decreased $4,689 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities.  During the year ended December 31, 2012, the Company's cash balances decreased $35,763 as a result of cash used to purchase property, and distributions and redemption payments paid to the Members in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $942,051 in 2012 to $1,024,867 in 2013 as a result of an increase in total rental and interest income in 2013, a decrease in LLC administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was reduced by $28,135 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, the acquisition expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

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

For the years ended December 31, 2013 and 2012, the Company declared distributions of $944,327 and $1,033,938, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $915,997 and $1,007,598 and the Managing Members received distributions of $28,330 and $26,340 for the years, respectively.  In March 2012, the Company declared a special distribution of net sale proceeds of $92,525 which resulted in higher distributions declared in 2012.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $233,939 in 2012.  The Limited Members received distributions of $231,600 and the Managing Members received distributions of $2,339 for the year.  The Limited Members’ distributions represented $0.13 per Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During 2013, five Limited Members redeemed a total of 12,200.0 Units for $85,500 in accordance with the Operating Agreement.  During 2012, five Limited Members redeemed a total of 34,811.0 Units for $234,843.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, one Limited Member redeemed a total of 5,000.0 Units for $38,225.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,645 and $7,263 in 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 26 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	15

Balance Sheet as of December 31, 2013 and 2012	16

Statements for the Years Ended December 31, 2013 and 2012:

Income	17

Cash Flows	18

Changes in Members’ Equity (Deficit)	19

Notes to Financial Statements	20 – 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2013 and 2012, and the related statements of income, cash flows and changes in members' equity (deficit) for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2014

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2013	2012
Current Assets:
Cash	$306,395	$311,084

Real Estate Held for Investment:
Land	4,855,829	4,855,829
Buildings and Equipment	10,332,327	10,332,327
Acquired Intangible Lease Assets	257,767	257,767
Real Estate Investments, at cost	15,445,923	15,445,923
Accumulated Depreciation and Amortization	(2,658,316)	(2,219,838)
Real Estate Held for Investment, Net	12,787,607	13,226,085
Total Assets	$13,094,002	$13,537,169

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$9,784	$17,126
Distributions Payable	236,082	233,166
Total Current Liabilities	245,866	250,292

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	81,168	87,372

Members’ Equity (Deficit):
Managing Members	(10,919)	2,058
Limited Members – 10,000,000 Units authorized; 1,780,725 and 1,792,925 Units issued and outstanding in 2013 and 2012, respectively	12,777,887	13,197,447
Total Members’ Equity	12,766,968	13,199,505
Total Liabilities and Members’ Equity	$13,094,002	$13,537,169

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME

	Year Ended December 31
	2013	2012

Rental Income	$1,207,519	$1,177,402

Expenses:
LLC Administration – Affiliates	140,613	154,427
LLC Administration and Property Management – Unrelated Parties	29,137	28,138
Property Acquisition	0	28,135
Depreciation and Amortization	438,478	430,859
Total Expenses	608,228	641,559

Operating Income	599,291	535,843

Other Income:
Interest Income	644	1,922

Income from Continuing Operations	599,935	537,765

Income from Discontinued Operations	0	287,307

Net Income	$599,935	$825,072

Net Income Allocated:
Managing Members	$17,998	$90,556
Limited Members	581,937	734,516
Total	$599,935	$825,072

Income per LLC Unit:
Continuing Operations	$.33	$.29
Discontinued Operations	.00	.12
Total – Basic and Diluted	$.33	$.41

Weighted Average Units Outstanding – Basic and Diluted	1,784,275	1,812,131

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2013	2012
Cash Flows from Operating Activities:
Net Income	$599,935	$825,072

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	432,274	425,689
Gain on Sale of Real Estate	0	(277,992)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(7,342)	(2,988)
Increase (Decrease) in Unearned Rent	0	(27,730)
Total Adjustments	424,932	116,979
Net Cash Provided By Operating Activities	1,024,867	942,051

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,510,500)
Proceeds from Sale of Real Estate	0	1,811,647
Net Cash Provided By Investing Activities	0	301,147

Cash Flows from Financing Activities:
Distributions Paid to Members	(941,411)	(1,036,855)
Redemption Payments	(88,145)	(242,106)
Net Cash Used For Financing Activities	(1,029,556)	(1,278,961)

Net Increase (Decrease) in Cash	(4,689)	(35,763)

Cash, beginning of year	311,084	346,847

Cash, end of year	$306,395	$311,084

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2011	$(54,895)	$13,705,372	$13,650,477	1,827,736.0

Distributions Declared	(26,340)	(1,007,598)	(1,033,938)

Redemption Payments	(7,263)	(234,843)	(242,106)	(34,811.0)

Net Income	90,556	734,516	825,072

Balance, December 31, 2012	2,058	13,197,447	13,199,505	1,792,925.0

Distributions Declared	(28,330)	(915,997)	(944,327)

Redemption Payments	(2,645)	(85,500)	(88,145)	(12,200.0)

Net Income	17,998	581,937	599,935

Balance, December 31, 2013	$(10,919)	$12,777,887	$12,766,968	1,780,725.0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2010, and with few exceptions, is no longer subject to state tax examinations for tax years before 2010.

Revenue Recognition

The Company's real estate is leased under net leases, classified as operating leases.  The leases provide for base annual rental payments payable in monthly installments.  The Company recognizes rental income according to the terms of the individual leases.  For leases that contain stated rental increases, the increases are recognized in the year in which they are effective.  Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Real Estate

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2013 and 2012.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2013 and 2012.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company’s properties are classified as one reportable segment.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2013	2012

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$140,613	$154,427

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$29,137	$28,138

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$0	$28,135

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$0	$39,016

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Held for Investment –

The Company leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Company is responsible for repairs to the structural components of the building, the roof and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2013 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Sports Authority, Wichita, KS	$697,617	$1,533,136	$2,230,753	$472,273
Advance Auto Parts, Middletown, OH	112,315	909,974	1,022,289	276,026
Applebee’s, Indianapolis, IN	889,340	2,164,847	3,054,187	624,956
Applebee’s, Crawfordsville, IN	337,353	900,418	1,237,771	252,119
Starbucks, Bluffton, IN	344,008	806,108	1,150,116	205,556
Best Buy, Eau Claire, WI	474,137	1,547,025	2,021,162	366,129
Dick’s Sporting Goods, Fredericksburg, VA	1,603,559	1,523,044	3,126,603	358,494
Tractor Supply, Starkville, MS	397,500	947,775	1,345,275	71,083
	$4,855,829	$10,332,327	$15,188,156	$2,626,636

For the years ended December 31, 2013 and 2012, the Company recognized depreciation expense for properties not held for sale of $421,198 and $416,459, respectively.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2013		2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (weighted average life of 157 and 169 months, respectively)	$257,767	$31,680	$257,767	$14,400

Acquired Below-Market Lease Intangibles (weighted average life of 157 and 169 months, respectively)	$92,542	$11,374	$92,542	$5,170

For the years ended December 31, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $17,280 and $14,400, respectively, and the increase to rental income for below-market leases was $6,204 and $5,170, respectively.  For lease intangibles not held for sale at December 31, 2013, the estimated amortization expense is $17,280 and the estimated increase to rental income is $6,204 for each of the next five succeeding years.

For properties owned as of December 31, 2013, the minimum future rent payments required by the leases are as follows:
2014	$1,217,236
2015	1,222,351
2016	1,228,591
2017	1,004,456
2018	804,246
Thereafter	4,062,843
$9,539,723

There were no contingent rents recognized in 2013 and 2012.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2013	2012

Apple American Group	Restaurant	$332,768	$332,768
TSA Stores, Inc.	Retail	225,131	221,720
Dick’s Sporting Goods, Inc.	Retail	219,445	219,445
Best Buy Stores, L.P.	Retail	148,970	142,222
Aggregate rental income of major tenants		$926,314	$916,155
Aggregate rental income of major tenants as a percentage of total rental income		77%	77%

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

(7)  Members’ Capital –

For the years ended December 31, 2013 and 2012, the Company declared distributions of $944,327 and $1,033,938, respectively.  The Limited Members received distributions of $915,997 and $1,007,598 and the Managing Members received distributions of $28,330 and $26,340 for the years, respectively.  The Limited Members' distributions represented $0.51 and $0.56 per LLC Unit outstanding using 1,784,275 and 1,812,131 weighted average Units in 2013 and 2012, respectively.  The distributions represented $0.28 and $0.28 per Unit of Net Income and $0.23 and $0.28 per Unit of return of contributed capital in 2013 and 2012, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $233,939 in 2012.  The Limited Members received distributions of $231,600 and the Managing Members received distributions of $2,339 for the year.  The Limited Members’ distributions represented $0.13 per Unit.

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

During 2013, five Limited Members redeemed a total of 12,200.0 Units for $85,500 in accordance with the Operating Agreement.  During 2012, five Limited Members redeemed a total of 34,811.0 Units for $234,843.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $2,645 and $7,263 in 2013 and 2012, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2013	2012

Net Income for Financial Reporting Purposes	$599,935	$825,072

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	138,153	136,969

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	0	(27,731)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	28,135
Taxable Income to Members	$738,088	$962,445

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2013	2012

Members’ Equity for Financial Reporting Purposes	$12,766,968	$13,199,505

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	841,928	703,775

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,691,997	2,691,997
Members’ Equity for Tax Reporting Purposes	$16,300,893	$16,595,277

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 69, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2014.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 54, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2014.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2013.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2013 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2014:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2013 and 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services.  As of December 31, 2013, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2013.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (March 14, 2005) To December 31, 2013

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, excluding proceeds from distribution reinvestments, most of which were reallowed to Participating Dealers.	$1,790,447

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$916,368

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$306,861

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$1,163,409

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$39,016

Managing Members	3% of Net Cash Flow in any fiscal year.	$201,063

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$2,339

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$16,525	$16,008
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$16,525	$16,008

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay PLLP in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company’s audit committee.

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

AEI INCOME & GROWTH FUND 26
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 28, 2014	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2014
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2014
Patrick W. Keene	(Principal Accounting Officer)