Form 10-Q
period 2014-03-31
AEI Income & Growth Fund 26 LLC
filed 2014-05-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2014 and December 31, 2013	3

	Statements for the Three Months ended March 31, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$348,182	$306,395

Real Estate Held for Investment:
Land	4,855,829	4,855,829
Buildings and Equipment	10,332,327	10,332,327
Acquired Intangible Lease Assets	257,767	257,767
Real Estate Investments, at cost	15,445,923	15,445,923
Accumulated Depreciation and Amortization	(2,767,936)	(2,658,316)
Real Estate Held for Investment, Net	12,677,987	12,787,607
Total Assets	$13,026,169	$13,094,002

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$11,132	$9,784
Distributions Payable	236,083	236,082
Unearned Rent	22,916	0
Total Current Liabilities	270,131	245,866

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	79,617	81,168

Members’ Equity (Deficit):
Managing Members	(13,636)	(10,919)
Limited Members – 10,000,000 Units authorized; 1,780,725 Units issued and outstanding	12,690,057	12,777,887
Total Members’ Equity	12,676,421	12,766,968
Total Liabilities and Members’ Equity	$13,026,169	$13,094,002

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended March 31
	2014	2013

Rental Income	$304,221	$301,607

Expenses:
LLC Administration – Affiliates	37,405	37,430
LLC Administration and Property Management – Unrelated Parties	11,842	8,531
Depreciation and Amortization	109,620	109,620
Total Expenses	158,867	155,581

Operating Income	145,354	146,026

Other Income:
Interest Income	182	185

Net Income	$145,536	$146,211

Net Income Allocated:
Managing Members	$4,366	$4,386
Limited Members	141,170	141,825
Total	$145,536	$146,211

Net Income per LLC Unit	$.08	$.08

Weighted Average Units Outstanding – Basic and Diluted	1,780,725	1,792,925

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2014	2013
Cash Flows from Operating Activities:
Net Income	$145,536	$146,211

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	108,069	108,069
Increase (Decrease) in Payable to AEI Fund Management, Inc.	1,348	1,584
Increase (Decrease) in Unearned Rent	22,916	22,917
Total Adjustments	132,333	132,570
Net Cash Provided By Operating Activities	277,869	278,781

Cash Flows from Financing Activities:
Distributions Paid to Members	(236,082)	(233,166)

Net Increase (Decrease) in Cash	41,787	45,615

Cash, beginning of period	306,395	311,084

Cash, end of period	$348,182	$356,699

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$2,058	$13,197,447	$13,199,505	1,792,925.0

Distributions Declared	(7,083)	(228,999)	(236,082)

Net Income	4,386	141,825	146,211

Balance, March 31, 2013	$(639)	$13,110,273	$13,109,634	1,792,925.0

Balance, December 31, 2013	$(10,919)	$12,777,887	$12,766,968	1,780,725.0

Distributions Declared	(7,083)	(229,000)	(236,083)

Net Income	4,366	141,170	145,536

Balance, March 31, 2014	$(13,636)	$12,690,057	$12,676,421	1,780,725.0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

(3) Recently Adopted Accounting Standards -

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The disposal of a component must represent a strategic shift that will have a major effect on the Company’s operations and financial results in order to be reported as discontinued operations, and require certain additional interim and annual disclosures.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  The Company has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Company anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Fair Value Measurements –

As of March 31, 2014 and December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2014 and 2013, the Company recognized rental income of $304,221 and $301,607, respectively.  In 2014, rental income increased primarily due to rent increases on two properties.  Based on the scheduled rent for the properties owned as of April 30, 2014, the Company expects to recognize rental income of approximately $1,223,000 in 2014.

For the three months ended March 31, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $37,405 and $37,430, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,842 and $8,531, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2014 and 2013, the Company recognized interest income of $182 and $185, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014 and 2013, the Company's cash balances increased $41,787, and $45,615 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $278,781 in 2013 to $277,870 in 2014 as a result of an increase in LLC administration and property management expenses in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2014.

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

For the three months ended March 31, 2014 and 2013, the Company declared distributions of $236,083 and $236,082, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.    The Limited Members received distributions of $229,000 and $228,999 and the Managing Members received distributions of $7,083 and $7,083 for the periods, respectively.

The Company may acquire Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2014 and 2013, the Company did not redeem any Units from the Limited Members.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2014	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)