Form 10-Q
period 2014-06-30
AEI Income & Growth Fund 26 LLC
filed 2014-08-13
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2014 and December 31, 2013	3

	Statements for the Periods ended June 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$353,126	$306,395

Real Estate Held for Investment:
Land	4,855,829	4,855,829
Buildings and Equipment	10,332,327	10,332,327
Acquired Intangible Lease Assets	257,767	257,767
Real Estate Investments, at cost	15,445,923	15,445,923
Accumulated Depreciation and Amortization	(2,877,556)	(2,658,316)
Real Estate Held for Investment, Net	12,568,367	12,787,607
Total Assets	$12,921,493	$13,094,002

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$7,869	$9,784
Distributions Payable	236,083	236,082
Unearned Rent	42,329	0
Total Current Liabilities	286,281	245,866

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	78,066	81,168

Members’ Equity (Deficit):
Managing Members	(17,213)	(10,919)
Limited Members – 10,000,000 Units authorized; 1,776,128 and 1,780,725 Units issued and outstanding as of 6/30/14 and 12/31/13, respectively	12,574,359	12,777,887
Total Members’ Equity	12,557,146	12,766,968
Total Liabilities and Members’ Equity	$12,921,493	$13,094,002

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$305,347	$301,971	$609,568	$603,578

Expenses:
LLC Administration – Affiliates	35,816	35,459	73,221	72,889
LLC Administration and Property Management – Unrelated Parties	12,290	10,251	24,132	18,782
Depreciation and Amortization	109,620	109,620	219,240	219,240
Total Expenses	157,726	155,330	316,593	310,911

Operating Income	147,621	146,641	292,975	292,667

Other Income:
Interest Income	175	139	357	324

Net Income	$147,796	$146,780	$293,332	$292,991

Net Income Allocated:
Managing Members	$4,434	$4,404	$8,800	$8,790
Limited Members	143,362	142,376	284,532	284,201
Total	$147,796	$146,780	$293,332	$292,991

Net Income per LLC Unit	$.08	$.08	$.16	$.16

Weighted Average Units Outstanding – Basic and Diluted	1,776,128	1,781,725	1,778,426	1,787,325

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$293,332	$292,991

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	216,138	216,138
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(1,915)	(3,093)
Increase (Decrease) in Unearned Rent	42,329	22,917
Total Adjustments	256,552	235,962
Net Cash Provided By Operating Activities	549,884	528,953

Cash Flows from Financing Activities:
Distributions Paid to Members	(472,164)	(469,248)
Redemption Payments	(30,989)	(81,391)
Net Cash Used For Financing Activities	(503,153)	(550,639)

Net Increase (Decrease) in Cash	46,731	(21,686)

Cash, beginning of period	306,395	311,084

Cash, end of period	$353,126	$289,398

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$2,058	$13,197,447	$13,199,505	1,792,925.0

Distributions Declared	(14,165)	(457,998)	(472,163)

Redemption Payments	(2,442)	(78,949)	(81,391)	(11,200.0)

Net Income	8,790	284,201	292,991

Balance, June 30, 2013	$(5,759)	$12,944,701	$12,938,942	1,781,725.0

Balance, December 31, 2013	$(10,919)	$12,777,887	$12,766,968	1,780,725.0

Distributions Declared	(14,165)	(458,000)	(472,165)

Redemption Payments	(929)	(30,060)	(30,989)	(4,597.1)

Net Income	8,800	284,532	293,332

Balance, June 30, 2014	$(17,213)	$12,574,359	$12,557,146	1,776,127.9

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

(5)  Fair Value Measurements –

As of June 30, 2014 and December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the six months ended June 30, 2014 and 2013, the Company recognized rental income of $609,568 and $603,578, respectively.  In 2014, rental income increased primarily due to rent increases on two properties.  Based on the scheduled rent for the properties owned as of July 31, 2014, the Company expects to recognize rental income of approximately $1,223,000 in 2014.

For the six months ended June 30, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $73,221 and $72,889, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $24,132 and $18,782, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2014 and 2013, the Company recognized interest income of $357 and $324, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Company's cash balances increased $46,731 as a result of cash generated from operating activities in excess of distributions and redemption payments paid to the Members.  During the six months ended June 30, 2013, the Company's cash balances decreased $21,686 as a result of distributions and redemption payments paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $528,953 in 2013 to $549,884 in 2014 as a result of an increase in total rental and interest income in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2014.

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

For the six months ended June 30, 2014 and 2013, the Company declared distributions of $472,165 and $472,163, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.    The Limited Members received distributions of $458,000 and $457,998 and the Managing Members received distributions of $14,165 and $14,165 for the periods, respectively.

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

On April 1, 2014, three Limited Members redeemed a total of 4,597.1 Units for $30,060 in accordance with the Operating Agreement.  On April 1, 2013, four Limited Members redeemed a total of 11,200.0 Units for $78,949.  The Company acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Members’ ownership interest in the Company.  As a result of these redemption payments and pursuant to the Operating Agreement, the Managing Members received distributions of $929 and $2,442 in 2014 and 2013, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/14 to 4/30/14	4,597.2	$6.54	56,608.1(1)	(2)

5/1/14 to 5/31/14	--	--	--	--

6/1/14 to 6/30/14	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2014	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)