Form 10-Q
period 2014-09-30
AEI Income & Growth Fund 26 LLC
filed 2014-11-12
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2014 and December 31, 2013	3

	Statements for the Periods ended September 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$1,967,956	$306,395

Real Estate Held for Investment:
Land	3,966,489	4,855,829
Buildings and Equipment	8,167,480	10,332,327
Acquired Intangible Lease Assets	257,767	257,767
Real Estate Investments, at cost	12,391,736	15,445,923
Accumulated Depreciation and Amortization	(2,297,276)	(2,658,316)
Real Estate Held for Investment, Net	10,094,460	12,787,607
Equity Method Investment	1,402,941	0
Total Real Estate	11,497,401	12,787,607
Total Assets	$13,465,357	$13,094,002

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$16,465	$9,784
Distributions Payable	236,083	236,082
Unearned Rent	43,621	0
Total Current Liabilities	296,169	245,866

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	76,515	81,168

Members’ Equity (Deficit):
Managing Members	5,960	(10,919)
Limited Members – 10,000,000 Units authorized; 1,776,128 and 1,780,725 Units issued and outstanding as of 9/30/14 and 12/31/13, respectively	13,086,713	12,777,887
Total Members’ Equity	13,092,673	12,766,968
Total Liabilities and Members’ Equity	$13,465,357	$13,094,002

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$284,900	$301,970	$894,468	$905,548

Expenses:
LLC Administration – Affiliates	36,648	35,142	109,869	108,031
LLC Administration and Property Management – Unrelated Parties	4,997	7,537	29,129	26,319
Depreciation and Amortization	102,405	109,620	321,645	328,860
Total Expenses	144,050	152,299	460,643	463,210

Operating Income	140,850	149,671	433,825	442,338

Other Income:
Income from Equity Method Investment	630,566	0	630,566	0
Interest Income	194	156	551	480
Total Other Income	630,760	156	631,117	480

Net Income	$771,610	$149,827	$1,064,942	$442,818

Net Income Allocated:
Managing Members	$30,256	$4,495	$39,056	$13,285
Limited Members	741,354	145,332	1,025,886	429,533
Total	$771,610	$149,827	$1,064,942	$442,818

Net Income per LLC Unit	$.42	$.08	$.58	$.24

Weighted Average Units Outstanding – Basic and Diluted	1,776,128	1,781,725	1,777,660	1,785,458

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$1,064,942	$442,818

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	316,992	324,207
Income from Equity Method Investment	(630,566)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	6,681	6,578
Increase (Decrease) in Unearned Rent	43,621	22,917
Total Adjustments	(263,272)	353,702
Net Cash Provided By Operating Activities	801,670	796,520

Cash Flows from Investing Activities:
Cash Paid for Equity Method Investment	(42,273)	0
Proceeds from Equity Method Investment	1,641,400	0
Net Cash Provided By (Used For) Investing Activities	1,599,127	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(708,247)	(705,329)
Redemption Payments	(30,989)	(81,391)
Net Cash Used For Financing Activities	(739,236)	(786,720)

Net Increase (Decrease) in Cash	1,661,561	9,800

Cash, beginning of period	306,395	311,084

Cash, end of period	$1,967,956	$320,884

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$2,371,502	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$2,058	$13,197,447	$13,199,505	1,792,925.0

Distributions Declared	(21,247)	(686,997)	(708,244)

Redemption Payments	(2,442)	(78,949)	(81,391)	(11,200.0)

Net Income	13,285	429,533	442,818

Balance, September 30, 2013	$(8,346)	$12,861,034	$12,852,688	1,781,725.0

Balance, December 31, 2013	$(10,919)	$12,777,887	$12,766,968	1,780,725.0

Distributions Declared	(21,248)	(687,000)	(708,248)

Redemption Payments	(929)	(30,060)	(30,989)	(4,597.1)

Net Income	39,056	1,025,886	1,064,942

Balance, September 30, 2014	$5,960	$13,086,713	$13,092,673	1,776,127.9

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment –

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From August 29, 2014 to September 30, 2014, ANLP sold 45.737% of its Class A ownership interests to investors and redeemed 45.737% of the Class B ownership interests from the Company and affiliated entities. During October 2014, ANLP sold the remaining 54.263% of its Class A ownership interests to investors and redeemed 54.263% of the Class B ownership interests from the Company and affiliated entities.

The investment in ANLP is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP as well as distributions from net rental income.  As of September 30, 2014, the investment balance consists of the following:

Real Estate Contributed	$2,371,502
Cash Contributed	42,273
Net Income – Rental Activity	14,920
Net Income – Gain on Sale of Real Estate	615,646
Distributions from Net Rental Income	(14,920)
Proceeds from Sale of Class B Interests	(1,626,480)
Equity Method Investment	$1,402,941

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Fair Value Measurements –

As of September 30, 2014 and December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the nine months ended September 30, 2014 and 2013, the Company recognized rental income of $894,468 and $905,548, respectively.  In 2014, rental income decreased due to the contribution of one property in 2014 to a DST, which was partially offset by rent increases on three properties.  Based on the scheduled rent for the properties as of October 31, 2014, the Company expects to recognize rental income of approximately $1,142,000 and $992,000 in 2014 and 2015, respectively.

For the nine months ended September 30, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $109,869 and $108,031, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $29,129 and $26,319, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From August 29, 2014 to September 30, 2014, ANLP sold 45.737% of its Class A ownership interests to investors and redeemed 45.737% of the Class B ownership interests from the Company and affiliated entities. During October 2014, ANLP sold the remaining 54.263% of its Class A ownership interests to investors and redeemed 54.263% of the Class B ownership interests from the Company and affiliated entities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in ANLP is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP as well as distributions from net rental income.  For the nine months ended September 30, 2014, the Company’s share of the net income of ANLP was $630,566.

For the nine months ended September 30, 2014 and 2013, the Company recognized interest income of $551 and $480, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014, the Company's cash balances increased $1,661,561 as a result of cash generated from operating activities in excess of distributions and redemption payments paid to the Members, and proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment.  During the nine months ended September 30, 2013, the Company's cash balances increased $9,800 as a result of cash generated from operating activities in excess of distributions and redemption payments paid to the Members.

Net cash provided by operating activities increased from $796,520 in 2013 to $801,670 in 2014 as a result of an increase in net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2014 and an increase in LLC administration and property management expenses in 2014.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including distributions from an equity method investment.  During the nine months ended September 30, 2014, the Company paid cash for an equity method investment of $42,273.  During the nine months ended September 30, 2014, the Company received proceeds from the equity method investment of $1,641,400.  All but a small portion of these proceeds were generated from the sale of the Applebee’s restaurant as discussed above.

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

For the nine months ended September 30, 2014 and 2013, the Company declared distributions of $708,248 and $708,244, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.    The Limited Members received distributions of $687,000 and $686,997 and the Managing Members received distributions of $21,248 and $21,247 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2014	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)