Form 10-K
period 2014-12-31
AEI Income & Growth Fund 26 LLC
filed 2015-03-30
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2014

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
☐ Yes    ☒ No

As of June 30, 2014, there were 1,776,127.8 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,761,278.

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

Property Activity During the Last Three Years

As of December 31, 2011, the Company owned interests in eight properties with a total cost of $15,376,536.  During the years ended December 31, 2012 and 2014, the Company sold two properties and received net sale proceeds of $1,811,647 and $3,701,417, which resulted in net gains of $277,992 and $1,287,642.  During 2012 and 2014, the Company expended $1,510,500 and $1,292,220, respectively, to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2014, the Company owned interests in eight properties with a total cost of $13,591,414.

Major Tenants

During 2014, five tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 86% of total rental income in 2014.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant, with two exceptions, will continue to contribute more than ten percent of rental income in 2015.  The tenant of the Applebee’s restaurant in Indianapolis will not continue to be a major tenant as the property was sold in 2014.  The tenant of the Tractor Supply store will likely not continue to be a major tenant as the Company anticipates the property will be sold in 2015.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2014.
Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Sports Authority Store Wichita, KS (40%)	4/3/06 to 6/30/06	$2,230,753	TSA Stores, Inc.	$225,131	$10.77

Advance Auto Parts Store Middletown, OH (55%)	6/1/06	$1,022,289	Advance Stores Company, Inc.	$78,847	$20.84

ITEM 2.  PROPERTIES.  (Continued)
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Applebee’s Restaurant Crawfordsville, IN (40%)	12/29/06	$1,237,771		Apple Indiana II LLC	$95,985	$45.62

Starbucks Store Bluffton, IN	8/10/07	$1,150,116		Starbucks Corporation	$87,780	$48.58

Best Buy Store Eau Claire, WI (30%)	1/31/08	$2,021,162		Best Buy Stores, L.P.	$149,333	$10.51

Dick’s Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,603		Dick’s Sporting Goods, Inc.	$232,950	$17.71

Tractor Supply Company Store Starkville, MS (53%)	2/23/12	$1,510,500	(1)	Tractor Supply Company	$115,542	$11.51

Fresenius Medical Center Chicago, IL (54%)	12/30/14	$1,292,220	(1)	Fresenius Medical Care Chatham, LLC	$87,228	$21.54

(1)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Sports Authority store (AEI Income & Growth Fund 25 LLC); Advance Auto Parts store (AEI Income & Growth Fund 24 LLC); Applebee’s restaurant in Crawfordsville, Indiana (AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC); Dick’s Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC); Tractor Supply Company store (AEI Net Lease Income & Growth Fund XX Limited Partnership); and Fresenius Medical Center (AEI Income & Growth Fund 27 LLC).

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Company’s percentage share of the properties’ land, building, liabilities, revenues and expenses.

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term.

ITEM 2.  PROPERTIES.  (Continued)

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2014, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2014, there were 449 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $31,108 and $28,330 were made to the Managing Members and $1,191,000 and $915,997 were made to the Limited Members for 2014 and 2013, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $275,000 in 2014.

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

Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/14 to 10/31/14	4,531.41	$6.27	61,139.5(1)	(2)

11/1/14 to 11/30/14	--	--	--	--

12/1/14 to 12/31/14	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2014, the Company’s Units were valued at $7.57.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2014 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the years ended December 31, 2014 and 2013, the Company recognized rental income of $1,142,918 and $1,207,519, respectively.  In 2014, rental income decreased due to the sale of the Applebee’s restaurant in Indianapolis, Indiana. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2014 and rent increases on three properties.  Based on the scheduled rent for the properties as of February 28, 2015, the Company expects to recognize rental income of approximately $1,164,000 in 2015.

For the years ended December 31, 2014 and 2013, the Company incurred LLC administration expenses from affiliated parties of $150,415 and $140,613, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $32,962 and $29,137, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2014, the Company incurred property acquisition expenses of $37,042 related to the purchase of the Fresenius Medical Center in Chicago, Illinois.

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From August 29, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in ANLP is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP as well as distributions from net rental income.  For the year ended December 31, 2014, the Company’s share of the net income of ANLP was $1,306,822.

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”) in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital. If the DST offering is completed, the Company expects to receive net proceeds of approximately $1,833,000.

For the years ended December 31, 2014 and 2013, the Company recognized interest income of $1,922 and $644, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2014, the Company's cash balances increased $2,364,789 as a result of proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment, and by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2013, the Company's cash balances decreased $4,689 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,024,867 in 2013 to $983,300 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in LLC administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014, cash from operations was reduced by $37,042 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the year ended December 31, 2014, the Company expended $1,292,220 to invest in real properties as the Company reinvested cash generated from property sales.  During the same period, the Company paid cash for equity method investments of $42,273, and received proceeds from equity method investments of $3,720,597.  All but a small portion of these proceeds were generated from the sale of the Applebee’s restaurant as discussed above.

On December 30, 2014, the Company purchased a 54% interest in a Fresenius Medical Center in Chicago, Illinois for $1,292,220.  The property is leased to Fresenius Medical Care Chatham, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 12.3 years (as of the date of purchase) and annual rent of $87,228 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Company.

On March 17, 2015, the Company purchased a Zales store in Enid, Oklahoma for $1,600,000.  The property is leased to Zale Delaware, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $105,600.

The Company's primary use of cash flow, other than investment in real estate, is distribution payments to Members and cash used to repurchase Units.  The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Company attempts to maintain a stable distribution rate from quarter to quarter.  The Company may repurchase tendered Units on April 1st and October 1st of each year subject to limitations.

For the years ended December 31, 2014 and 2013, the Company declared distributions of $1,222,108 and $944,327, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $1,191,000 and $915,997 and the Managing Members received distributions of $31,108 and $28,330 for the years, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which resulted in higher distributions declared in 2014 and a higher distributions payable at December 31, 2014.  The Limited Members received $275,000 of the special distribution and the Managing Members received $2,778.  The Limited Members’ special distribution represented $0.16 per Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2014, the Company repurchased a total of 9,128.5 Units for $58,477 from six Limited Members in accordance with the Operating Agreement.  During 2013, the Company repurchased a total of 12,200.0 Units for $85,500 from five Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 39,811.0 Units for $273,068 from six Limited Members.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $1,808 and $2,645 in 2014 and 2013, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 26 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2014 and 2013	17

Statements for the Years Ended December 31, 2014 and 2013:

Income	18

Cash Flows	19

Changes in Members’ Equity (Deficit)	20

Notes to Financial Statements	21 – 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2014 and 2013, and the related statements of income, cash flows and changes in members' equity (deficit) for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 27, 2015

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2014	2013
Current Assets:
Cash	$2,671,184	$306,395

Real Estate Investments:
Land	4,430,889	4,855,829
Buildings	8,832,622	10,332,327
Acquired Intangible Lease Assets	420,445	257,767
Real Estate Held for Investment, at cost	13,683,956	15,445,923
Accumulated Depreciation and Amortization	(2,385,244)	(2,658,316)
Real Estate Held for Investment, Net	11,298,712	12,787,607
Total Assets	$13,969,896	$13,094,002

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$67,598	$9,784
Distributions Payable	513,860	236,082
Unearned Rent	7,269	0
Total Current Liabilities	588,727	245,866

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	74,964	81,168

Members’ Equity (Deficit):
Managing Members	12,599	(10,919)
Limited Members – 10,000,000 Units authorized; 1,771,597 and 1,780,725 Units issued and outstanding as of December 31, 2014 and 2013, respectively	13,293,606	12,777,887
Total Members’ Equity	13,306,205	12,766,968
Total Liabilities and Members’ Equity	$13,969,896	$13,094,002

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME

	Year Ended December 31
	2014	2013

Rental Income	$1,142,918	$1,207,519

Expenses:
LLC Administration – Affiliates	150,415	140,613
LLC Administration and Property Management – Unrelated Parties	32,962	29,137
Property Acquisition	37,042	0
Depreciation and Amortization	409,613	438,478
Total Expenses	630,032	608,228

Operating Income	512,886	599,291

Other Income:
Income from Equity Method Investments	1,306,822	0
Interest Income	1,922	644
Total Other Income	1,308,744	644

Net Income	$1,821,630	$599,935

Net Income Allocated:
Managing Members	$56,434	$17,998
Limited Members	1,765,196	581,937
Total	$1,821,630	$599,935

Net Income per LLC Unit	$.99	$.33

Weighted Average Units Outstanding – Basic and Diluted	1,776,144	1,784,275

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013
Cash Flows from Operating Activities:
Net Income	$1,821,630	$599,935

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	403,409	432,274
Income from Equity Method Investments	(1,306,822)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	57,814	(7,342)
Increase (Decrease) in Unearned Rent	7,269	0
Total Adjustments	(838,330)	424,932
Net Cash Provided By Operating Activities	983,300	1,024,867

Cash Flows from Investing Activities:
Investments in Real Estate	(1,292,220)	0
Cash Paid for Equity Method Investments	(42,273)	0
Proceeds from Equity Method Investments	3,720,597	0
Net Cash Provided By Investing Activities	2,386,104	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(944,330)	(941,411)
Repurchase of LLC Units	(60,285)	(88,145)
Net Cash Used For Financing Activities	(1,004,615)	(1,029,556)

Net Increase (Decrease) in Cash	2,364,789	(4,689)

Cash, beginning of year	306,395	311,084

Cash, end of year	$2,671,184	$306,395

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investments	$2,371,502	$0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2012	$2,058	$13,197,447	$13,199,505	1,792,925.0

Distributions Declared	(28,330)	(915,997)	(944,327)

Repurchase of LLC Units	(2,645)	(85,500)	(88,145)	(12,200.0)

Net Income	17,998	581,937	599,935

Balance, December 31, 2013	(10,919)	12,777,887	12,766,968	1,780,725.0

Distributions Declared	(31,108)	(1,191,000)	(1,222,108)

Repurchase of LLC Units	(1,808)	(58,477)	(60,285)	(9,128.5)

Net Income	56,434	1,765,196	1,821,630

Balance, December 31, 2014	$12,599	$13,293,606	$13,306,205	1,771,596.5

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales.  A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2011, and with few exceptions, is no longer subject to state tax examinations for tax years before 2011.

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
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

For financial reporting purposes, the buildings owned by the Company are depreciated using the straight-line method over an estimated useful life of 25 years.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations.  In addition, the Company reclassifies the prior periods’ operating results of the property to discontinued operations.

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Company's percentage share of the properties' land, building, liabilities, revenues and expenses.

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2014 and 2013.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2014 and 2013, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2014 and 2013.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company’s properties are classified as one reportable segment.

Recently Adopted Accounting Standards

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Sports Authority store (40% – AEI Income & Growth Fund 25 LLC); Advance Auto Parts store (55% – AEI Income & Growth Fund 24 LLC); Applebee’s restaurant in Crawfordsville, Indiana (40% – AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (30% – AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC); Dick’s Sporting Goods store in Fredericksburg, Virginia (27% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC); Tractor Supply Company store (53% – AEI Net Lease Income & Growth Fund XX Limited Partnership); and Fresenius Medical Center (54% – AEI Income & Growth Fund 27 LLC).

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2014	2013

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$150,415	$140,613

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$32,962	$29,137

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$37,042	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$107,167	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments –

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

The Company's properties are commercial, single-tenant buildings. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2006.  The Advance Auto Parts store was constructed in 2004 and acquired in 2006.  The Applebee’s restaurant in Crawfordsville, Indiana was constructed in 1996 and acquired in 2006.  The Starbucks restaurant was constructed and acquired in 2007.  The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Tractor Supply Company store was constructed and acquired in 2012.  The Fresenius Medical Center was constructed in 2012 and acquired in 2014.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2014 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Sports Authority, Wichita, KS	$697,617	$1,533,136	$2,230,753	$533,599
Advance Auto Parts, Middletown, OH	112,315	909,974	1,022,289	312,425
Applebee’s, Crawfordsville, IN	337,353	900,418	1,237,771	288,136
Starbucks, Bluffton, IN	344,008	806,108	1,150,116	237,800
Best Buy, Eau Claire, WI	474,137	1,547,025	2,021,162	428,010
Dick’s Sporting Goods, Fredericksburg, VA	1,603,559	1,523,044	3,126,603	427,320
Tractor Supply, Starkville, MS	397,500	947,775	1,345,275	108,994
Fresenius Medical Center, Chicago, IL	464,400	665,142	1,129,542	0
	$4,430,889	$8,832,622	$13,263,511	$2,336,284

For the years ended December 31, 2014 and 2013, the Company recognized depreciation expense of $392,333 and $421,198, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments – (Continued)

On December 30, 2014, the Company purchased a 54% interest in a Fresenius Medical Center in Chicago, Illinois for $1,292,220.  The Company allocated $162,678 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles.  The Company incurred $37,042 of acquisition expenses related to the purchase that were expensed.  The property is leased to Fresenius Medical Care Chatham, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 12.3 years (as of the date of purchase) and annual rent of $87,228 for the interest purchased.

On March 17, 2015, the Company purchased a Zales store in Enid, Oklahoma for $1,600,000.  The property is leased to Zale Delaware, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $105,600.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 146 and 157 months, respectively)	$420,445	$48,960	$257,767	$31,680

Acquired Below-Market Lease Intangibles (weighted average life of 145 and 157 months, respectively)	$92,542	$17,578	$92,542	$11,374

For the years ended December 31, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $17,280 and the increase to rental income for below-market leases was $6,204 for each year.  For lease intangibles not held for sale at December 31, 2014, the estimated amortization expense is $30,470 and the estimated increase to rental income is $6,204 for each of the next five succeeding years.

For properties owned as of December 31, 2014, the minimum future rent payments required by the leases are as follows:
2015	$1,074,251
2016	1,078,268
2017	843,086
2018	645,205
2019	393,575
Thereafter	2,495,379
$6,529,764

There were no contingent rents recognized in 2014 and 2013.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(5)  Equity Method Investments –

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From August 29, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

The investment in ANLP is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP as well as distributions from net rental income.  As of December 31, 2014, the investment balance consists of the following:

Real Estate Contributed	$2,371,502
Cash Contributed	42,273
Net Income – Rental Activity	19,180
Net Income – Gain on Sale of Real Estate	1,287,642
Distributions from Net Rental Income	(19,180)
Proceeds from Sale of Class B Interests	(3,701,417)
Equity Method Investments	$0

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”) in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  If the DST offering is completed, the Company expects to receive net proceeds of approximately $1,833,000.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2014	2013

Apple American Group	Restaurant	$251,931	$332,768
Dick’s Sporting Goods, Inc.	Retail	231,824	219,445
TSA Stores, Inc.	Retail	225,131	225,131
Best Buy Stores, L.P.	Retail	149,333	148,970
Tractor Supply Company	Retail	121,746	N/A
Aggregate rental income of major tenants		$979,965	$926,314
Aggregate rental income of major tenants as a percentage of total rental income		86%	77%

(7)  Members’ Capital –

For the years ended December 31, 2014 and 2013, the Company declared distributions of $1,222,108 and $944,327, respectively.  The Limited Members received distributions of $1,191,000 and $915,997 and the Managing Members received distributions of $31,108 and $28,330 for the years, respectively.  The Limited Members' distributions represented $0.67 and $0.51 per LLC Unit outstanding using 1,776,144 and 1,784,275 weighted average Units in 2014 and 2013, respectively.  The distributions represented $0.67 and $0.28 per Unit of Net Income and $0 and $0.23 per Unit of return of contributed capital in 2014 and 2013, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $277,778 in 2014.  The Limited Members received distributions of $275,000 and the Managing Members received distributions of $2,778 for the year.  The Limited Members’ distributions represented $0.16 per Unit.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Members, such purchase would impair the capital or operation of the Company.

During 2014, the Company repurchased a total of 9,128.5 Units for $58,477 from six Limited Members in accordance with the Operating Agreement.  During 2013, the Company repurchased a total of 12,200.0 Units for $85,500 from five Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $1,808 and $2,645 in 2014 and 2013, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2014	2013

Net Income for Financial Reporting Purposes	$1,821,630	$599,935

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	130,474	138,153

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	7,269	0

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	37,042	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(251,614)	0
Taxable Income to Members	$1,744,801	$738,088

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2014	2013

Members’ Equity for Financial Reporting Purposes	$13,306,205	$12,766,968

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	757,830	841,928

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	7,269	0

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,691,997	2,691,997
Members’ Equity for Tax Reporting Purposes	$16,763,301	$16,300,893

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business.  The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 45 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 70, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2015.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 55, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2015.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2014.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2014 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2015:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2014 and 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services.  As of December 31, 2014, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2014.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (March 14, 2005) To December 31, 2014

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, excluding proceeds from distribution reinvestments, most of which were reallowed to Participating Dealers.	$1,790,447

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$916,368

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$343,903

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$1,313,824

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$146,183

Managing Members	3% of Net Cash Flow in any fiscal year.	$231,201

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$5,117

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2014 and 2013:

Fee Category	2014	2013

Audit Fees	$17,054	$16,525
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,054	$16,525

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

(a) (1) A list of the financial statements contained herein is set forth on page 15.

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

AEI INCOME & GROWTH FUND 26
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 27, 2015	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 27, 2015
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 27, 2015
Patrick W. Keene	(Principal Accounting Officer)