Form 10-Q
period 2015-03-31
AEI Income & Growth Fund 26 LLC
filed 2015-05-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2015 and December 31, 2014	3

	Statements for the Three Months ended March 31, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$1,308,698	$2,671,184

Real Estate Investments:
Land	4,473,389	4,430,889
Buildings	8,788,477	8,832,622
Acquired Intangible Lease Assets	419,048	420,445
Real Estate Held for Investment, at cost	13,680,914	13,683,956
Accumulated Depreciation and Amortization	(2,312,852)	(2,385,244)
Real Estate Held for Investment, Net	11,368,062	11,298,712
Equity Method Investments	965,934	0
Total Real Estate Investments	12,333,996	11,298,712
Total Assets	$13,642,694	$13,969,896

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$59,219	$67,598
Distributions Payable	235,458	513,860
Unearned Rent	21,155	7,269
Total Current Liabilities	315,832	588,727

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	74,964

Members’ Equity:
Managing Members	10,370	12,599
Limited Members – 10,000,000 Units authorized; 1,771,597 Units issued and outstanding as of 3/31/15 and 12/31/14	13,316,492	13,293,606
Total Members’ Equity	13,326,862	13,306,205
Total Liabilities and Members’ Equity	$13,642,694	$13,969,896

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2015	2014

Rental Income	$250,445	$304,221

Expenses:
LLC Administration – Affiliates	43,097	37,405
LLC Administration and Property Management – Unrelated Parties	15,682	11,842
Property Acquisition	42,761	0
Depreciation and Amortization	85,562	109,620
Total Expenses	187,102	158,867

Operating Income	63,343	145,354

Other Income:
Income from Equity Method Investments	191,294	0
Interest Income	1,478	182
Total Other Income	192,772	182

Net Income	$256,115	$145,536

Net Income Allocated:
Managing Members	$4,229	$4,366
Limited Members	251,886	141,170
Total	$256,115	$145,536

Net Income per LLC Unit	$.14	$.08

Weighted Average Units Outstanding – Basic and Diluted	1,771,597	1,780,725

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2015	2014
Cash Flows from Operating Activities:
Net Income	$256,115	$145,536

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	85,562	108,069
Income from Equity Method Investments	(191,294)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(8,379)	1,348
Increase (Decrease) in Unearned Rent	13,886	22,916
Total Adjustments	(100,225)	132,333
Net Cash Provided By (Used For) Operating Activities	155,890	277,869

Cash Flows from Investing Activities:
Investments in Real Estate	(1,600,000)	0
Cash Paid for Equity Method Investments	(15,316)	0
Proceeds from Equity Method Investments	610,800	0
Net Cash Provided By (Used For) Investing Activities	(1,004,516)	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(513,860)	(236,082)

Net Increase (Decrease) in Cash	(1,362,486)	41,787

Cash, beginning of period	2,671,184	306,395

Cash, end of period	$1,308,698	$348,182

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$1,370,124	$0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$(10,919)	$12,777,887	$12,766,968	1,780,725.0

Distributions Declared	(7,083)	(229,000)	(236,083)

Net Income	4,366	141,170	145,536

Balance, March 31, 2014	$(13,636)	$12,690,057	$12,676,421	1,780,725.0

Balance, December 31, 2014	$12,599	$13,293,606	$13,306,205	1,771,596.5

Distributions Declared	(6,458)	(229,000)	(235,458)

Net Income	4,229	251,886	256,115

Balance, March 31, 2015	$10,370	$13,316,492	$13,326,862	1,771,596.5

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

(3)  Real Estate Investments –

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

On March 17, 2015, the Company purchased a Zales store in Enid, Oklahoma for $1,600,000.  The Company allocated $256,370 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $183,764 and above-market lease intangibles of $72,606.  The Company incurred $42,761 of acquisition expenses related to the purchase that were expensed.  The property is leased to Zale Delaware, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $105,600.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

For the three months ended March 31, 2015 and 2014, the value of in-place lease intangibles amortized to expense was $3,298 and $4,320, the decrease to rental income for above-market leases was $0 and $0, and the increase to rental income for below-market leases was $0 and $1,551, respectively.  For lease intangibles not held for sale as of March 31, 2015, the weighted average remaining life is 129 months for in-place lease intangibles and 115 months for above-market leases.  The estimated amortization expense is $32,365 and the estimated decrease to rental income for above-market leases is $7,576 for each of the next five succeeding years.

(4)  Equity Method Investments –

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From August 29, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”) in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  From January 28, 2015 to March 31, 2015, ANLP II sold 34.5192% of its Class A ownership interests to investors and redeemed 34.5192% of the Class B ownership interests from the Company and affiliated entities.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Equity Method Investments – (Continued)

The investments in ANLP and ANLP II are recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investments are stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DSTs as well as distributions from net rental income.  During 2014 and 2015, the investment balances consisted of the following:

Activity from August 29, 2014 to December 31, 2014:	ANLP
Real Estate Contributed (at carrying value)	$2,371,502
Cash Contributed	42,273
Net Income – Rental Activity	19,180
Net Income – Gain on Sale of Real Estate	1,287,642
Distributions from Net Rental Income	(19,180)
Proceeds from Sale of Class B Interests	(3,701,417)
Equity Method Investments at December 31, 2014	$0

Activity from January 22, 2015 to March 31, 2015:	ANLP II
Real Estate Contributed (at carrying value)	$1,370,124
Cash Contributed	15,316
Net Income – Rental Activity	18,582
Net Income – Gain on Sale of Real Estate	172,712
Distributions from Net Rental Income	(18,582)
Proceeds from Sale of Class B Interests	(592,218)
Equity Method Investments at March 31, 2015	$965,934

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Fair Value Measurements –

As of March 31, 2015 and December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2015 and 2014, the Company recognized rental income of $250,445 and $304,221, respectively.  In 2015, rental income decreased due to the sale of one property in 2014 and one property in 2015. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2014 and one acquisition in 2015, and rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2015, the Company expects to recognize rental income of approximately $1,043,000 in 2015.

For the three months ended March 31, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $43,097 and $37,405, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $15,682 and $11,842, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2015, the Company incurred property acquisition expenses of $42,761 related to the purchase of the Zales store in Enid, Oklahoma.

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”),  in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From January 28, 2015 to March 31, 2015, ANLP II sold 34.5192% of its Class A ownership interests to investors and redeemed 34.5192% of the Class B ownership interests from the Company and affiliated entities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in ANLP II is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the three months ended March 31, 2015, the Company’s share of the net income of ANLP II was $191,294.

For the three months ended March 31, 2015 and 2014, the Company recognized interest income of $1,478 and $182, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Company's cash balances decreased $1,362,486 as a result of cash used to purchase property, cash paid for an equity method investment, and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by proceeds received from equity method investments.  During the three months ended March 31, 2014, the Company's cash balances increased $41,787 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $277,869 in 2014 to $155,890 in 2015 as a result of a decrease in total rental and interest income in 2015, an increase in LLC administration and property management expenses in 2015, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2015, cash from operations was reduced by $42,761 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the three months ended March 31, 2015, the Company expended $1,600,000 to invest in real properties as the Company reinvested cash generated from property sales.  During the same period, the Company paid cash for equity method investments of $15,316, and received proceeds from equity method investments of $610,800.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the three months ended March 31, 2015 and 2014, the Company declared distributions of $235,458 and $236,083, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $229,000 and $229,000 and the Managing Members received distributions of $6,458 and $7,083 for the periods, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which was paid in the first week of January 2015 and resulted in higher distributions paid in 2015.

As part of the distributions discussed above, the Company distributed net sale proceeds of $30,303 in 2015.  The Limited Members received distributions of $30,000 and the Managing Members received distributions of $303.  The Limited Members’ distributions represented $0.02 per Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2015 and 2014, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2015	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)