Form 10-Q
period 2015-06-30
AEI Income & Growth Fund 26 LLC
filed 2015-08-13
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2015 and December 31, 2014	3

	Statements for the Periods ended June 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$2,336,147	$2,671,184

Real Estate Investments:
Land	4,473,389	4,430,889
Buildings	8,788,477	8,832,622
Acquired Intangible Lease Assets	419,048	420,445
Real Estate Held for Investment, at cost	13,680,914	13,683,956
Accumulated Depreciation and Amortization	(2,412,766)	(2,385,244)
Real Estate Held for Investment, Net	11,268,148	11,298,712
Equity Method Investments	105,866	0
Total Real Estate Investments	11,374,014	11,298,712
Total Assets	$13,710,161	$13,969,896

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$37,571	$67,598
Distributions Payable	233,166	513,860
Unearned Rent	40,749	7,269
Total Current Liabilities	311,486	588,727

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	74,964

Members’ Equity:
Managing Members	9,346	12,599
Limited Members – 10,000,000 Units authorized; 1,756,507 and 1,771,597 Units issued and outstanding as of 6/30/15 and 12/31/14, respectively	13,389,329	13,293,606
Total Members’ Equity	13,398,675	13,306,205
Total Liabilities and Members’ Equity	$13,710,161	$13,969,896

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$264,184	$305,347	$514,629	$609,568

Expenses:
LLC Administration – Affiliates	42,888	35,816	85,985	73,221
LLC Administration and Property Management – Unrelated Parties	11,870	12,290	27,552	24,132
Property Acquisition	2,106	0	44,867	0
Depreciation and Amortization	98,020	109,620	183,582	219,240
Total Expenses	154,884	157,726	341,986	316,593

Operating Income	109,300	147,621	172,643	292,975

Other Income:
Income from Equity Method Investments	310,632	0	501,926	0
Interest Income	800	175	2,278	357
Total Other Income	311,432	175	504,204	357

Net Income	$420,732	$147,796	$676,847	$293,332

Net Income Allocated:
Managing Members	$6,614	$4,434	$10,843	$8,800
Limited Members	414,118	143,362	666,004	284,532
Total	$420,732	$147,796	$676,847	$293,332

Net Income per LLC Unit	$.24	$.08	$.38	$.16

Weighted Average Units Outstanding – Basic and Diluted	1,756,507	1,776,128	1,764,052	1,778,426

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$676,847	$293,332

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	185,476	216,138
Income from Equity Method Investments	(501,926)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(30,027)	(1,915)
Increase (Decrease) in Unearned Rent	33,480	42,329
Total Adjustments	(312,997)	256,552
Net Cash Provided By (Used For) Operating Activities	363,850	549,884

Cash Flows from Investing Activities:
Investments in Real Estate	(1,600,000)	0
Cash Paid for Equity Method Investments	(15,316)	0
Proceeds from Equity Method Investments	1,781,500	0
Net Cash Provided By (Used For) Investing Activities	166,184	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(749,318)	(472,164)
Repurchase of LLC Units	(115,753)	(30,989)
Net Cash Provided By (Used For) Financing Activities	(865,071)	(503,153)

Net Increase (Decrease) in Cash	(335,037)	46,731

Cash, beginning of period	2,671,184	306,395

Cash, end of period	$2,336,147	$353,126

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$1,370,124	$0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$(10,919)	$12,777,887	$12,766,968	1,780,725.0

Distributions Declared	(14,165)	(458,000)	(472,165)

Repurchase of LLC Units	(929)	(30,060)	(30,989)	(4,597.1)

Net Income	8,800	284,532	293,332

Balance, June 30, 2014	$(17,213)	$12,574,359	$12,557,146	1,776,127.9

Balance, December 31, 2014	$12,599	$13,293,606	$13,306,205	1,771,596.5

Distributions Declared	(10,624)	(458,000)	(468,624)

Repurchase of LLC Units	(3,472)	(112,281)	(115,753)	(15,090.0)

Net Income	10,843	666,004	676,847

Balance, June 30, 2015	$9,346	$13,389,329	$13,398,675	1,756,506.5

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015
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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

On March 17, 2015, the Company purchased a Zales store in Enid, Oklahoma for $1,600,000.  The Company allocated $256,370 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $183,764 and above-market lease intangibles of $72,606.  The Company incurred $44,867 of acquisition expenses related to the purchase that were expensed.  The property is leased to Zale Delaware, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $105,600.

For the six months ended June 30, 2015 and 2014, the value of in-place lease intangibles amortized to expense was $11,390 and $8,640, the decrease to rental income for above-market leases was $1,894 and $0, and the increase to rental income for below-market leases was $0 and $3,102, respectively.  For lease intangibles not held for sale as of June 30, 2015, the weighted average remaining life is 126 months for in-place lease intangibles and 112 months for above-market leases.  The estimated amortization expense is $32,365 and the estimated decrease to rental income for above-market leases is $7,576 for each of the next five succeeding years.

(4)  Equity Method Investments –

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From September 5, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”) in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  From January 28, 2015 to June 30, 2015, ANLP II sold 98.0419% of its Class A ownership interests to investors and redeemed 98.0419% of the Class B ownership interests from the Company and affiliated entities.  During July 2015, ANLP II sold the remaining 1.9581% of its Class A ownership interests to investors and redeemed 1.9581% of the Class B ownership interests from the Company and affiliated entities.

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

Activity from August 29, 2014 to December 31, 2014:	ANLP
Real Estate Contributed (at carrying value)	$2,371,502
Cash Contributed	42,273
Net Income – Rental Activity	19,180
Net Income – Gain on Sale of Real Estate	1,287,642
Distributions from Net Rental Income	(19,180)
Proceeds from Sale of Class B Interests	(3,701,417)
Equity Method Investments at December 31, 2014	$0

Activity from January 22, 2015 to June 30, 2015:	ANLP II
Real Estate Contributed (at carrying value)	$1,370,124
Cash Contributed	15,316
Net Income – Rental Activity	28,797
Net Income – Gain on Sale of Real Estate	473,129
Distributions from Net Rental Income	(28,797)
Proceeds from Sale of Class B Interests	(1,752,703)
Equity Method Investments at June 30, 2015	$105,866

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Members’ Capital –

For the six months ended June 30, 2015 and 2014, the Company declared distributions of $468,624 and $472,165, respectively.  The Limited Members received distributions of $458,000 and $458,000 and the Managing Members received distributions of $10,624 and $14,165 for the periods, respectively.  The Limited Members' distributions represented $0.26 and $0.26 per LLC Unit outstanding using 1,764,052 and 1,778,426 weighted average Units in 2015 and 2014, respectively.  The distributions represented $0.26 and $0.14 per Unit of Net Income and $0 and $0.12 per Unit of return of contributed capital for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $171,717 in 2015.  The Limited Members received distributions of $170,000 and the Managing Members received distributions of $1,717.  The Limited Members’ distributions represented $0.10 per Unit.

On April 1, 2015, the Company repurchased a total of 15,090.0 Units for $112,281 from two Limited Members in accordance with the Operating Agreement.  On April 1, 2014, the Company repurchased a total of 4,597.1 Units for $30,060 from three Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,472 and $929 in 2015 and 2014, respectively.

(7)  Fair Value Measurements –

As of June 30, 2015 and December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2015 and 2014, the Company recognized rental income of $514,629 and $609,568, respectively.  In 2015, rental income decreased due to the sale of one property in 2014 and one property in 2015. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2014 and one acquisition in 2015, and rent increases on two properties.  Based on the scheduled rent for the properties as of July 31, 2015, the Company expects to recognize rental income of approximately $1,043,000 in 2015.

For the six months ended June 30, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $85,985 and $73,221, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $27,552 and $24,132, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2015, the Company incurred property acquisition expenses of $44,867 related to the purchase of the Zales store in Enid, Oklahoma.

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”),  in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP II, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From January 28, 2015 to June 30, 2015, ANLP II sold 98.0419% of its Class A ownership interests to investors and redeemed 98.0419% of the Class B ownership interests from the Company and affiliated entities.  During July 2015, ANLP II sold the remaining 1.9581% of its Class A ownership interests to investors and redeemed 1.9581% of the Class B ownership interests from the Company and affiliated entities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in ANLP II is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II is stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the six months ended June 30, 2015, the Company’s share of the net income of ANLP II was $501,926.

For the six months ended June 30, 2015 and 2014, the Company recognized interest income of $2,278 and $357, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, the Company's cash balances decreased $335,037 as a result of cash used to purchase property, cash paid for an equity method investment, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by proceeds received from equity method investments.  During the six months ended June 30, 2014, the Company's cash balances increased $46,731 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $549,884 in 2014 to $363,850 in 2015 as a result of a decrease in total rental and interest income in 2015, an increase in LLC administration and property management expenses in 2015, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2015, cash from operations was also reduced by $44,867 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the six months ended June 30, 2015, the Company expended $1,600,000 to invest in real properties as the Company reinvested cash generated from property sales.  During the same period, the Company paid cash for equity method investments of $15,316, and received proceeds from equity method investments of $1,781,500.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

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

For the six months ended June 30, 2015 and 2014, the Company declared distributions of $468,624 and $472,165, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $458,000 and $458,000 and the Managing Members received distributions of $10,624 and $14,165 for the periods, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which was paid in the first week of January 2015 and resulted in higher distributions paid in 2015.

As part of the distributions discussed above, the Company distributed net sale proceeds of $171,717 in 2015.  The Limited Members received distributions of $170,000 and the Managing Members received distributions of $1,717.  The Limited Members’ distributions represented $0.10 per Unit.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2015, the Company repurchased a total of 15,090.0 Units for $112,281 from two Limited Members in accordance with the Operating Agreement.  On April 1, 2014, the Company repurchased a total of 4,597.1 Units for $30,060 from three Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,472 and $929 in 2015 and 2014, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/15 to 4/30/15	15,090.0	$7.44	76,229.5(1)	(2)

5/1/15 to 5/31/15	--	--	--	--

6/1/15 to 6/30/15	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2015	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)