Form 10-Q
period 2015-09-30
AEI Income & Growth Fund 26 LLC
filed 2015-11-12
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2015 and December 31, 2014	3

	Statements for the Periods ended September 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$2,376,218	$2,671,184
Receivables	11,117	0
Total Current Assets	2,387,335	2,671,184

Real Estate Investments:
Land	4,473,389	4,430,889
Buildings	8,788,477	8,832,622
Acquired Intangible Lease Assets	419,048	420,445
Real Estate Held for Investment, at cost	13,680,914	13,683,956
Accumulated Depreciation and Amortization	(2,512,614)	(2,385,244)
Real Estate Held for Investment, Net	11,168,300	11,298,712
Equity Method Investments	7,057	0
Total Real Estate Investments	11,175,357	11,298,712
Total Assets	$13,562,692	$13,969,896

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$6,978	$67,598
Distributions Payable	236,082	513,860
Unearned Rent	21,337	7,269
Total Current Liabilities	264,397	588,727

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	74,964

Members’ Equity:
Managing Members	6,073	12,599
Limited Members – 10,000,000 Units authorized; 1,756,507 and 1,771,597 Units issued and outstanding as of 9/30/15 and 12/31/14, respectively	13,292,222	13,293,606
Total Members’ Equity	13,298,295	13,306,205
Total Liabilities and Members’ Equity	$13,562,692	$13,969,896
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$264,365	$284,900	$778,994	$894,468

Expenses:
LLC Administration – Affiliates	39,272	36,648	125,257	109,869
LLC Administration and Property Management – Unrelated Parties	5,950	4,997	33,502	29,129
Property Acquisition	308	0	45,175	0
Depreciation and Amortization	97,954	102,405	281,536	321,645
Total Expenses	143,484	144,050	485,470	460,643

Operating Income	120,881	140,850	293,524	433,825

Other Income:
Income from Equity Method Investments	13,171	630,566	515,097	630,566
Interest Income	1,651	194	3,929	551
Total Other Income	14,822	630,760	519,026	631,117

Net Income	$135,703	$771,610	$812,550	$1,064,942

Net Income Allocated:
Managing Members	$3,810	$30,256	$14,653	$39,056
Limited Members	131,893	741,354	797,897	1,025,886
Total	$135,703	$771,610	$812,550	$1,064,942

Net Income per LLC Unit	$.08	$.42	$.45	$.58

Weighted Average Units Outstanding – Basic and Diluted	1,756,507	1,776,128	1,761,537	1,777,660

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$812,550	$1,064,942

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	285,324	316,992
Income from Equity Method Investments	(515,097)	(630,566)
Increase (Decrease) in Receivables	(11,117)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(60,620)	6,681
Increase (Decrease) in Unearned Rent	14,068	43,621
Total Adjustments	(287,442)	(263,272)
Net Cash Provided By (Used For) Operating Activities	525,108	801,670

Cash Flows from Investing Activities:
Investments in Real Estate	(1,600,000)	0
Cash Paid for Equity Method Investments	(15,316)	(42,273)
Proceeds from Equity Method Investments	1,893,480	1,641,400
Net Cash Provided By (Used For) Investing Activities	278,164	1,599,127

Cash Flows from Financing Activities:
Distributions Paid to Members	(982,485)	(708,247)
Repurchase of LLC Units	(115,753)	(30,989)
Net Cash Provided By (Used For) Financing Activities	(1,098,238)	(739,236)

Net Increase (Decrease) in Cash	(294,966)	1,661,561

Cash, beginning of period	2,671,184	306,395

Cash, end of period	$2,376,218	$1,967,956

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$1,370,124	$2,371,502

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$(10,919)	$12,777,887	$12,766,968	1,780,725.0

Distributions Declared	(21,248)	(687,000)	(708,248)

Repurchase of LLC Units	(929)	(30,060)	(30,989)	(4,597.1)

Net Income	39,056	1,025,886	1,064,942

Balance, September 30, 2014	$5,960	$13,086,713	$13,092,673	1,776,127.9

Balance, December 31, 2014	$12,599	$13,293,606	$13,306,205	1,771,596.5

Distributions Declared	(17,707)	(687,000)	(704,707)

Repurchase of LLC Units	(3,472)	(112,281)	(115,753)	(15,090.0)

Net Income	14,653	797,897	812,550

Balance, September 30, 2015	$6,073	$13,292,222	$13,298,295	1,756,506.5

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

On March 17, 2015, the Company purchased a Zales store in Enid, Oklahoma for $1,600,000.  The Company allocated $256,370 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $183,764 and above-market lease intangibles of $72,606.  The Company incurred $45,175 of acquisition expenses related to the purchase that were expensed.  The property is leased to Zale Delaware, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $105,600.

For the nine months ended September 30, 2015 and 2014, the value of in-place lease intangibles amortized to expense was $19,482 and $12,960, the decrease to rental income for above-market leases was $3,788 and $0, and the increase to rental income for below-market leases was $0 and $4,653, respectively.  For lease intangibles not held for sale as of September 30, 2015, the weighted average remaining life is 123 months for in-place lease intangibles and 109 months for above-market leases.  The estimated amortization expense is $32,365 and the estimated decrease to rental income for above-market leases is $7,576 for each of the next five succeeding years.

(4) Equity Method Investment –

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From September 5, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Partnership had no ongoing interest in ANLP.

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”) in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investment – (Continued)

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

Activity from August 29, 2014 through September 30, 2014:	ANLP
Real Estate Contributed (at carrying value)	$2,371,502
Cash Contributed	42,273
Net Income – Rental Activity	14,920
Net Income – Gain on Sale of Real Estate	615,646
Distributions from Net Rental Income	(14,920)
Proceeds from Sale of Class B Interests	(1,626,480)
Equity Method Investments at September 30, 2014	1,402,941
Activity After September 30, 2014:
Net Income – Rental Activity	4,260
Net Income – Gain on Sale of Real Estate	671,996
Distributions from Net Rental Income	(4,260)
Proceeds from Sale of Class B Interests	(2,074,937)
Equity Method Investments at December 31, 2014	$0

Activity from January 22, 2015 through September 30, 2015:	ANLP II
Real Estate Contributed (at carrying value)	$1,370,124
Cash Contributed	15,316
Net Income – Rental Activity	28,929
Net Income – Gain on Sale of Real Estate	486,168
Distributions from Net Rental Income	(28,929)
Proceeds from Sale of Class B Interests	(1,864,551)
Equity Method Investments at September 30, 2015	$7,057

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Members’ Capital –

For the nine months ended September 30, 2015 and 2014, the Company declared distributions of $704,707 and $708,248, respectively.  The Limited Members received distributions of $687,000 and $687,000 and the Managing Members received distributions of $17,707 and $21,248 for the periods, respectively.  The Limited Members' distributions represented $0.39 and $0.39 per LLC Unit outstanding using 1,761,537 and 1,777,660 weighted average Units in 2015 and 2014, respectively.  The distributions represented $0.39 and $0.39 per Unit of Net Income for both 2015 and 2014.

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

(7)  Fair Value Measurements –

As of September 30, 2015 and December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2015 and 2014, the Company recognized rental income of $778,994 and $894,468, respectively.  In 2015, rental income decreased due to the sale of one property in 2014 and one property in 2015. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2014 and one acquisition in 2015, and rent increases on two properties.  Based on the scheduled rent for the properties as of October 31, 2015, the Company expects to recognize rental income of approximately $1,043,000 and $1,061,000 in 2015 and 2016, respectively.

For the nine months ended September 30, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $125,257 and $109,869, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,502 and $29,129, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2015, the Company incurred property acquisition expenses of $45,175 related to the purchase of the Zales store in Enid, Oklahoma.

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From September 5, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Partnership had no ongoing interest in ANLP.

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”) in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investments in ANLP and ANLP II are recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investments are stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DSTs as well as distributions from net rental income.  For the nine months ended September 30, 2014, the Company’s share of the net income of ANLP was $630,566.  For the nine months ended September 30, 2015, the Company’s share of the net income of ANLP II was $515,097.

For the nine months ended September 30, 2015 and 2014, the Company recognized interest income of $3,929 and $551, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Company's cash balances decreased $294,966 as a result of cash used to purchase property, cash paid for an equity method investment, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by proceeds received from equity method investments.  During the nine months ended September 30, 2014, the Company's cash balances increased $1,661,561 as a result of cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units, and proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment.

Net cash provided by operating activities decreased from $801,670 in 2014 to $525,108 in 2015 as a result of a decrease in total rental and interest income in 2015, an increase in LLC administration and property management expenses in 2015, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2015, cash from operations was also reduced by $45,175 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the nine months ended September 30, 2015, the Company expended $1,600,000 to invest in real properties as the Company reinvested cash generated from property sales.  During the nine months ended September 30, 2015 and 2014, the Company paid cash for equity method investments of $15,316 and $42,273 and received proceeds from equity method investments of $1,893,480 and $1,641,400, respectively.  All but a small portion of these proceeds were generated from the sale of the Applebee’s restaurant and the Tractor Supply Company store as discussed above.

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

For the nine months ended September 30, 2015 and 2014, the Company declared distributions of $704,707 and $708,248, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $687,000 and $687,000 and the Managing Members received distributions of $17,707 and $21,248 for the periods, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which was paid in the first week of January 2015 and resulted in higher distributions paid in 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2015	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)