Form 10-K
period 2015-12-30
AEI Income & Growth Fund 26 LLC
filed 2016-03-30
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2015

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
☐ Yes    ☒ No

As of June 30, 2015, there were 1,756,506.5 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,565,065.

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

Property Activity During the Last Three Years

As of December 31, 2012, the Company owned interests in eight properties with a total cost of $15,353,381.  During the years ended December 31, 2014 and 2015, the Company sold two properties and received net sale proceeds of $3,701,417 and $1,871,493, which resulted in net gains of $1,287,642 and $486,053.  During 2014 and 2015, the Company expended $1,292,220 and $1,600,000, respectively, to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2015, the Company owned interests in eight properties with a total cost of $13,235,086.

Major Tenants

During 2015, three tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 58% of total rental income in 2015.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant, with one exception, will continue to contribute more than ten percent of rental income in 2016.  The tenant of the Sports Authority store will not continue to be a major tenant because the tenant filed for Chapter 11 bankruptcy reorganization in March 2016 and it plans to close the store and return possession of the property to the owners.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2015.
Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Sports Authority Store Wichita, KS (40%)	4/3/06 to 6/30/06	$2,230,753	TSA Stores, Inc.	$225,131	$10.77

Advance Auto Parts Store Middletown, OH (55%)	6/1/06	$1,022,289	Advance Stores Company, Inc.	$78,847	$20.84

ITEM 2.  PROPERTIES.  (Continued)
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Applebee’s Restaurant Crawfordsville, IN (40%)	12/29/06	$1,237,771		Apple Indiana II LLC	$95,985	$45.62

Starbucks Store Bluffton, IN	8/10/07	$1,150,116		Starbucks Corporation	$87,780	$48.58

Best Buy Store Eau Claire, WI (30%)	1/31/08	$2,021,162		Best Buy Stores, L.P.	$149,333	$10.51

Dick’s Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,603		Dick’s Sporting Goods, Inc.	$232,950	$17.71

Fresenius Medical Center Chicago, IL (54%)	12/30/14	$1,292,220	(1)	Fresenius Medical Care Chatham, LLC	$89,409	$22.08

Zales Store Enid, OK	3/17/15	$1,600,000	(1)	Zale Delaware, Inc.	$105,600	$22.03

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

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased after January 1, 2009.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased after January 1, 2009, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2015, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2015, there were 447 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $23,956 and $31,108 were made to the Managing Members and $916,000 and $1,191,000 were made to the Limited Members for 2015 and 2014, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $210,000 and $275,000 in 2015 and 2014, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/15 to 10/31/15	1,665.0	$7.20	77,894.5(1)	(2)

11/1/15 to 11/30/15	--	--	--	--

12/1/15 to 12/31/15	--	--	--	--

(1)	The Company’s repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

The Company is required, pursuant to FINRA Rule 2310, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value.  At December 31, 2015, the Company’s Units were valued at $7.63.  This value was the aggregate estimated value of the Company’s assets less the Company’s liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company’s cash, receivables and liabilities were valued at face value.  Each of the Company’s properties were valued by dividing their annual rental income as of December 1, 2015 by a capitalization rate the Managing Member believed to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. No independent property appraisals were obtained for purposes of this valuation.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

Results of Operations

For the years ended December 31, 2015 and 2014, the Company recognized rental income of $1,043,359 and $1,142,918, respectively.  In 2015, rental income decreased due to the sale of one property in 2014 and one property in 2015. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2014 and one acquisition in 2015, and rent increases on two properties.  Based on the scheduled rent for the properties as of February 29, 2016, the Company expects to recognize rental income of approximately $1,159,000 in 2016.  This amount includes rental income of $225,131 related to the Sports Authority store discussed below.

For the years ended December 31, 2015 and 2014, the Company incurred LLC administration expenses from affiliated parties of $161,038 and $150,415, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $38,072 and $32,962, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2015, the Company incurred property acquisition expenses of $48,817 related to the purchase of the Zales store in Enid, Oklahoma.  For the year ended December 31, 2014, the Company incurred property acquisition expenses of $37,042 related to the purchase of the Fresenius Medical Center in Chicago, Illinois.

In November 2015, the Company entered into an agreement to sell its 40% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party.  The sale is subject to contingencies, including a long due diligence period, and may not be completed.  If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,190,000.  If the sale is not completed, the owners anticipate they will seek a new tenant for the property after the current tenant vacates the property.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  The tenant has indicated that after conducting a closing sale over the next 30 to 90 days, the tenant will file a motion with the bankruptcy court to reject the lease and return possession of the property to the owners. When that occurs, the Company will become responsible for its 40% share of real estate taxes and other costs associated with maintaining the property until the property is sold.  The annual rent from this property represents approximately 19% of the total annual rent of the Fund’s property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund’s cash flow and may cause the Fund to reduce its distribution rate per Unit.  The bankruptcy filing by the tenant has no effect on the buyer’s interest in purchasing the property.

Based on its long-lived asset valuation analysis, the Company determined the Sports Authority store was impaired.  As a result, in the fourth quarter of 2015, a charge to operations for real estate impairment of $445,828 was recognized, which was the difference between the carrying value at December 31, 2015 of $1,635,828 and the estimated fair value of $1,190,000.  The charge was recorded against the cost of the land and building.

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From September 5, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Company had no ongoing interest in ANLP.

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”) in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2015, the Company had no ongoing interest in ANLP II.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investments in ANLP and ANLP II were recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investments are stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DSTs as well as distributions from net rental income.  For the year ended December 31, 2014, the Company’s share of the net income of ANLP was $1,306,822.  For the year ended December 31, 2015, the Company’s share of the net income of ANLP II was $514,987.

For the years ended December 31, 2015 and 2014, the Company recognized interest income of $5,635 and $1,922, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2015, the Company's cash balances decreased $339,901 as a result of cash used to purchase property, cash paid for an equity method investment, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by proceeds received from an equity method investment.  During the year ended December 31, 2014, the Company's cash balances increased $2,364,789 as a result of proceeds received from an equity method investment, which were partially offset by cash paid for an equity method investment, and by distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $983,300 in 2014 to $721,666 in 2015 as a result of a decrease in total rental and interest income in 2015, an increase in LLC administration and property management expenses in 2015, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2015 and 2014, cash from operations was reduced by $48,817 and $37,042, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the years ended December 31, 2015 and 2014, the Company expended $1,600,000 and $1,292,220, respectively, to invest in real properties as the Company reinvested cash generated from property sales.  During the same periods, the Company paid cash for equity method investments of $15,316 and $42,273, and received proceeds from equity method investments of $1,900,427 and $3,720,597, respectively.  All but a small portion of these proceeds were generated from the sale of the Applebee’s restaurant and the Tractor Supply Company store as discussed above.

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

On February 3, 2016, the Company purchased a Dollar Tree store in West Point, Mississippi for $1,535,714.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 9.7 years and annual rent of $107,500.

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

For the years ended December 31, 2015 and 2014, the Company declared distributions of $939,956 and $1,222,108, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $916,000 and $1,191,000 and the Managing Members received distributions of $23,956 and $31,108 for the years, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which was paid in the first week of January 2015 and resulted in higher distributions paid in 2015.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds of $212,121 and $277,778 in 2015 and 2014, respectively.  The Limited Members received distributions of $210,000 and $275,000 and the Managing Members received distributions of $2,121 and $2,778 for the years, respectively.  The Limited Members’ distributions represented $0.12 and $0.16 per Unit for the years, respectively.  The Company anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Members in the future.

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

During 2015, the Company repurchased a total of 16,755.0 Units for $124,268 from three Limited Members in accordance with the Operating Agreement.  During 2014, the Company repurchased a total of 9,128.5 Units for $58,477 from six Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 52,011 Units for $358,568 from eleven Limited Members.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,844 and $1,808 in 2015 and 2014, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 26 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2015 and 2014	18

Statements for the Years Ended December 31, 2015 and 2014:

Income	19

Cash Flows	20

Changes in Members’ Equity (Deficit)	21

Notes to Financial Statements	22 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2015 and 2014, and the related statements of income, cash flows and changes in members' equity (deficit) for each of the years then ended.  AEI Income & Growth Fund 26 LLC’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2016

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2015	2014
Current Assets:
Cash	$2,331,283	$2,671,184
Receivables	22,487	0
Total Current Assets	2,353,770	2,671,184

Real Estate Investments:
Land	4,283,261	4,430,889
Buildings	8,532,777	8,832,622
Acquired Intangible Lease Assets	419,048	420,445
Real Estate Held for Investment, at cost	13,235,086	13,683,956
Accumulated Depreciation and Amortization	(2,612,458)	(2,385,244)
Real Estate Held for Investment, Net	10,622,628	11,298,712
Total Assets	$12,976,398	$13,969,896

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$12,271	$67,598
Distributions Payable	235,250	513,860
Unearned Rent	0	7,269
Total Current Liabilities	247,521	588,727

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	74,964

Members’ Equity:
Managing Members	4,799	12,599
Limited Members – 10,000,000 Units authorized; 1,754,842 and 1,771,597 Units issued and outstanding as of December 31, 2015 and 2014, respectively	12,724,078	13,293,606
Total Members’ Equity	12,728,877	13,306,205
Total Liabilities and Members’ Equity	$12,976,398	$13,969,896

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME

	Year Ended December 31
	2015	2014

Rental Income	$1,043,359	$1,142,918

Expenses:
LLC Administration – Affiliates	161,038	150,415
LLC Administration and Property Management – Unrelated Parties	38,072	32,962
Property Acquisition	48,817	37,042
Depreciation and Amortization	379,486	409,613
Real Estate Impairment	445,828	0
Total Expenses	1,073,241	630,032

Operating Income (Loss)	(29,882)	512,886

Other Income:
Income from Equity Method Investments	514,987	1,306,822
Interest Income	5,635	1,922
Total Other Income	520,622	1,308,744

Net Income	$490,740	$1,821,630

Net Income Allocated:
Managing Members	$20,000	$56,434
Limited Members	470,740	1,765,196
Total	$490,740	$1,821,630

Net Income per LLC Unit	$.27	$.99

Weighted Average Units Outstanding – Basic and Diluted	1,759,863	1,776,144

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014
Cash Flows from Operating Activities:
Net Income	$490,740	$1,821,630

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	385,168	403,409
Real Estate Impairment	445,828	0
Income from Equity Method Investments	(514,987)	(1,306,822)
(Increase) Decrease in Receivables	(22,487)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(55,327)	57,814
Increase (Decrease) in Unearned Rent	(7,269)	7,269
Total Adjustments	230,926	(838,330)
Net Cash Provided By (Used For) Operating Activities	721,666	983,300

Cash Flows from Investing Activities:
Investments in Real Estate	(1,600,000)	(1,292,220)
Cash Paid for Equity Method Investments	(15,316)	(42,273)
Proceeds from Equity Method Investments	1,900,427	3,720,597
Net Cash Provided By (Used For) Investing Activities	285,111	2,386,104

Cash Flows from Financing Activities:
Distributions Paid to Members	(1,218,566)	(944,330)
Repurchase of LLC Units	(128,112)	(60,285)
Net Cash Provided By (Used For) Financing Activities	(1,346,678)	(1,004,615)

Net Increase (Decrease) in Cash	(339,901)	2,364,789

Cash, beginning of year	2,671,184	306,395

Cash, end of year	$2,331,283	$2,671,184

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$1,370,124	$2,371,502

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2013	$(10,919)	$12,777,887	$12,766,968	1,780,725.0

Distributions Declared	(31,108)	(1,191,000)	(1,222,108)

Repurchase of LLC Units	(1,808)	(58,477)	(60,285)	(9,128.5)

Net Income	56,434	1,765,196	1,821,630

Balance, December 31, 2014	12,599	13,293,606	13,306,205	1,771,596.5

Distributions Declared	(23,956)	(916,000)	(939,956)

Repurchase of LLC Units	(3,844)	(124,268)	(128,112)	(16,755.0)

Net Income	20,000	470,740	490,740

Balance, December 31, 2015	$4,799	$12,724,078	$12,728,877	1,754,841.5

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2012, and with few exceptions, is no longer subject to state tax examinations for tax years before 2012.

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
DECEMBER 31, 2015 AND 2014

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(2)  Summary of Significant Accounting Policies – (Continued)

The disposition of a property or classification of a property as Real Estate Held for Sale by the Company does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  Therefore, the results from operating and selling the property are included in continuing operations.

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2015 and 2014.

Fair Value Measurements

Fair value, as defined by US GAAP, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  US GAAP establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  US GAAP requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.   Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

At December 31, 2015 and 2014, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2015.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(2)  Summary of Significant Accounting Policies – (Continued)

The Sports Authority store in Wichita, Kansas with a carrying amount of $1,635,828 at December 31, 2015, was written down to its estimated fair value of $1,190,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $445,828 was included in earnings for the fourth quarter of 2015.  The fair value of the property was based upon a signed purchase agreement, which is considered a Level 3 input in the valuation hierarchy.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Company’s financial statements.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(3)  Related Party Transactions – (Continued)

During 2015, the Company sold its 53% interest in the Tractor Supply Company store in Starkville, Mississippi.  The remaining interest in the property that was owned by an affiliated entity, AEI Net Lease Income & Growth Fund XX LP was also sold in 2015.

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2015	2014

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$161,038	$150,415

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$38,072	$32,962

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$48,817	$37,042

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$50,338	$107,167

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments – (Continued)

The Company's properties are commercial, single-tenant buildings. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2006.  The Advance Auto Parts store was constructed in 2004 and acquired in 2006.  The Applebee’s restaurant in Crawfordsville, Indiana was constructed in 1996 and acquired in 2006.  The Starbucks restaurant was constructed and acquired in 2007.  The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008.  The land for the Dick’s Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Fresenius Medical Center was constructed in 2012 and acquired in 2014.  The Zales store was constructed in 1983, renovated in 2014 and acquired in 2015.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2015 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Sports Authority, Wichita, KS	$507,489	$1,277,436	$1,784,925	$594,925
Advance Auto Parts, Middletown, OH	112,315	909,974	1,022,289	348,824
Applebee’s, Crawfordsville, IN	337,353	900,418	1,237,771	324,153
Starbucks, Bluffton, IN	344,008	806,108	1,150,116	270,044
Best Buy, Eau Claire, WI	474,137	1,547,025	2,021,162	489,891
Dick’s Sporting Goods, Fredericksburg, VA	1,603,559	1,523,044	3,126,603	496,146
Fresenius Medical Center, Chicago, IL	464,400	665,142	1,129,542	26,606
Zales, Enid, OK	440,000	903,630	1,343,630	28,615
	$4,283,261	$8,532,777	$12,816,038	$2,579,204

For the years ended December 31, 2015 and 2014, the Company recognized depreciation expense of $351,914 and $392,333, respectively.

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

On March 17, 2015, the Company purchased a Zales store in Enid, Oklahoma for $1,600,000.  The Company allocated $256,370 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $183,764 and above-market lease intangibles of $72,606.  The Company incurred $48,817 of acquisition expenses related to the purchase that were expensed.  The property is leased to Zale Delaware, Inc. under a Lease Agreement with a remaining primary term of 9.6 years and annual rent of $105,600.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments – (Continued)

On February 3, 2016, the Company purchased a Dollar Tree store in West Point, Mississippi for $1,535,714.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 9.7 years and annual rent of $107,500.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2015		2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 120 and 146 months, respectively)	$346,442	$27,572	$420,445	$48,960

Above-Market Lease Intangibles (weighted average life of 106 and 0 months, respectively)	72,606	5,682	0	0
Acquired Intangible Lease Assets	$419,048	$33,254	$420,445	$48,960

Acquired Below-Market Lease Intangibles (weighted average life of 0 and 145 months, respectively)	$0	$0	$92,542	$17,578

For the years ended December 31, 2015 and 2014, the value of in-place lease intangibles amortized to expense was $27,572 and $17,280, the decrease to rental income for above-market leases was $5,682 and $0, and the increase to rental income for below-market leases was $0 and $6,204, respectively.  For lease intangibles not held for sale as of December 31, 2015, the estimated amortization expense is $32,365 and the estimated decrease to rental income for above-market leases is $7,576 for each of the next five succeeding years.

In November 2015, the Company entered into an agreement to sell its 40% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party.  The sale is subject to contingencies, including a long due diligence period, and may not be completed.  If the sale is completed, the Company expects to receive net sale proceeds of approximately $1,190,000.  If the sale is not completed, the owners anticipate they will seek a new tenant for the property after the current tenant vacates the property.

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  The tenant has indicated that after conducting a closing sale over the next 30 to 90 days, the tenant will file a motion with the bankruptcy court to reject the lease and return possession of the property to the owners. When that occurs, the Company will become responsible for its 40% share of real estate taxes and other costs associated with maintaining the property until the property is sold.  The annual rent from this property represents approximately 19% of the total annual rent of the Fund’s property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund’s cash flow and may cause the Fund to reduce its distribution rate per Unit.  The bankruptcy filing by the tenant has no effect on the buyer’s interest in purchasing the property.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the Sports Authority store was impaired.  As a result, in the fourth quarter of 2015, a charge to operations for real estate impairment of $445,828 was recognized, which was the difference between the carrying value at December 31, 2015 of $1,635,828 and the estimated fair value of $1,190,000.  The charge was recorded against the cost of the land and building.

For properties owned as of December 31, 2015, the minimum future rent payments required by the leases are as follows:
2016	$1,068,326
2017	822,553
2018	623,709
2019	373,839
2020	319,680
Thereafter	1,773,325
$4,981,432

There were no contingent rents recognized in 2015 and 2014.

(5)  Equity Method Investments –

On August 29, 2014, to facilitate the sale of its Applebee’s restaurant in Indianapolis, Indiana, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 28.3% of the Class B ownership interests in ANLP.  A second property owned by an affiliate of the Company, along with a third property owned jointly by two other affiliated entities, were also contributed to ANLP in exchange for 71.7% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From September 5, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2014, the Company had no ongoing interest in ANLP.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(5)  Equity Method Investments – (Continued)

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”) in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2015, the Company had no ongoing interest in ANLP II.

The investments in ANLP and ANLP II were recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investments are stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DSTs as well as distributions from net rental income.  As of December 31, 2014 and 2015, the investment balances consisted of the following:

Activity from August 29, 2014 through December 31, 2014:	ANLP
Real Estate Contributed (at carrying value)	$2,371,502
Cash Contributed	42,273
Net Income – Rental Activity	19,180
Net Income – Gain on Sale of Real Estate	1,287,642
Distributions from Net Rental Income	(19,180)
Proceeds from Sale of Class B Interests	(3,701,417)
Equity Method Investments at December 31, 2014	$0

Activity from January 22, 2015 through December 31, 2015:	ANLP II
Real Estate Contributed (at carrying value)	$1,370,124
Cash Contributed	15,316
Net Income – Rental Activity	28,934
Net Income – Gain on Sale of Real Estate	486,053
Distributions from Net Rental Income	(28,934)
Proceeds from Sale of Class B Interests	(1,871,493)
Equity Method Investments at December 31, 2015	$0

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2015	2014

Dick’s Sporting Goods, Inc.	Retail	$232,950	$231,824
TSA Stores, Inc.	Retail	225,131	225,131
Best Buy Stores, L.P.	Retail	149,333	149,333
Apple American Group	Restaurant	N/A	251,931
Tractor Supply Company	Retail	N/A	121,746
Aggregate rental income of major tenants		$607,414	$979,965
Aggregate rental income of major tenants as a percentage of total rental income		58%	86%

(7)  Members’ Capital –

For the years ended December 31, 2015 and 2014, the Company declared distributions of $939,956 and $1,222,108, respectively.  The Limited Members received distributions of $916,000 and $1,191,000 and the Managing Members received distributions of $23,956 and $31,108 for the years, respectively.  The Limited Members' distributions represented $0.52 and $0.67 per LLC Unit outstanding using 1,759,863 and 1,776,144 weighted average Units in 2015 and 2014, respectively.  The distributions represented $0.20 and $0.67 per Unit of Net Income and $0.32 and $0 per Unit of return of contributed capital in 2015 and 2014, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $212,121 and $277,778 in 2015 and 2014, respectively.  The Limited Members received distributions of $210,000 and $275,000 and the Managing Members received distributions of $2,121 and $2,778 for the years, respectively.  The Limited Members’ distributions represented $0.12 and $0.16 per Unit for the years, respectively.

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

During 2015, the Company repurchased a total of 16,755.0 Units for $124,268 from three Limited Members in accordance with the Operating Agreement.  During 2014, the Company repurchased a total of 9,128.5 Units for $58,477 from six Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members’ ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $3,844 and $1,808 in 2015 and 2014, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2015	2014

Net Income for Financial Reporting Purposes	$490,740	$1,821,630

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	125,199	130,474

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(7,269)	7,269

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	48,817	37,042

Real Estate Impairment Loss Not Recognized for Tax Purposes	445,828	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(64,542)	(251,614)
Taxable Income to Members	$1,038,773	$1,744,801

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2015	2014

Members’ Equity for Financial Reporting Purposes	$12,728,877	$13,306,205

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,313,132	757,830

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	7,269

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,691,997	2,691,997
Members’ Equity for Tax Reporting Purposes	$16,734,006	$16,763,301

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 71, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2016.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 56, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2016.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2015.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2015 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2016:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2015 and 2014.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services.  As of December 31, 2015, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2015.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (March 14, 2005) To December 31, 2015

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, excluding proceeds from distribution reinvestments, most of which were reallowed to Participating Dealers.	$1,790,447

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$916,368

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$392,720

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$1,474,862

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$196,521

Managing Members	3% of Net Cash Flow in any fiscal year.	$256,880

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$7,238

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2015 and 2014:

Fee Category	2015	2014

Audit Fees	$17,653	$17,054
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,653	$17,054

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

(a) (1) A list of the financial statements contained herein is set forth on page 16.

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

AEI INCOME & GROWTH FUND 26
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 28, 2016	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2016
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2016
Patrick W. Keene	(Principal Accounting Officer)