Form 10-Q
period 2016-03-31
AEI Income & Growth Fund 26 LLC
filed 2016-05-12
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2016 and December 31, 2015	3

	Statements for the Three Months ended March 31, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$777,737	$2,331,283
Receivables	31,196	22,487
Total Current Assets	808,933	2,353,770

Real Estate Investments:
Land	4,553,261	4,283,261
Buildings	9,849,009	8,532,777
Acquired Intangible Lease Assets	652,025	419,048
Real Estate Held for Investment, at cost	15,054,295	13,235,086
Accumulated Depreciation and Amortization	(2,718,902)	(2,612,458)
Real Estate Held for Investment, Net	12,335,393	10,622,628
Total Assets	$13,144,326	$12,976,398

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$76,345	$12,271
Distributions Payable	236,083	235,250
Unearned Rent	33,781	0
Total Current Liabilities	346,209	247,521

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	281,031	0

Members’ Equity (Deficit):
Managing Members	(1,554)	4,799
Limited Members – 10,000,000 Units authorized; 1,754,842 Units issued and outstanding as of 3/31/16 and 12/31/15	12,518,640	12,724,078
Total Members’ Equity	12,517,086	12,728,877
Total Liabilities and Members’ Equity	$13,144,326	$12,976,398

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2016	2015

Rental Income	$246,957	$250,445

Expenses:
LLC Administration – Affiliates	38,879	43,097
LLC Administration and Property Management – Unrelated Parties	25,011	15,682
Property Acquisition	55,172	42,761
Depreciation and Amortization	104,550	85,562
Total Expenses	223,612	187,102

Operating Income	23,345	63,343

Other Income:
Income from Equity Method Investment	0	191,294
Interest Income	947	1,478
Total Other Income	947	192,772

Net Income	$24,292	$256,115

Net Income Allocated:
Managing Members	$729	$4,229
Limited Members	23,563	251,886
Total	$24,292	$256,115

Net Income per LLC Unit	$.01	$.14

Weighted Average Units Outstanding – Basic and Diluted	1,754,842	1,771,597

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2016	2015
Cash Flows from Operating Activities:
Net Income	$24,292	$256,115

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	103,980	85,562
Income from Equity Method Investment	0	(191,294)
(Increase) Decrease in Receivables	(8,709)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	64,074	(8,379)
Increase (Decrease) in Unearned Rent	33,781	13,886
Total Adjustments	193,126	(100,225)
Net Cash Provided By (Used For) Operating Activities	217,418	155,890

Cash Flows from Investing Activities:
Investments in Real Estate	(1,535,714)	(1,600,000)
Cash Paid for Equity Method Investment	0	(15,316)
Proceeds from Equity Method Investment	0	610,800
Net Cash Provided By (Used For) Investing Activities	(1,535,714)	(1,004,516)

Cash Flows from Financing Activities:
Distributions Paid to Members	(235,250)	(513,860)

Net Increase (Decrease) in Cash	(1,553,546)	(1,362,486)

Cash, beginning of period	2,331,283	2,671,184

Cash, end of period	$777,737	$1,308,698

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$0	$1,370,124

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$12,599	$13,293,606	$13,306,205	1,771,596.5

Distributions Declared	(6,458)	(229,000)	(235,458)

Net Income	4,229	251,886	256,115

Balance, March 31, 2015	$10,370	$13,316,492	$13,326,862	1,771,596.5

Balance, December 31, 2015	$4,799	$12,724,078	$12,728,877	1,754,841.5

Distributions Declared	(7,082)	(229,001)	(236,083)

Net Income	729	23,563	24,292

Balance, March 31, 2016	$(1,554)	$12,518,640	$12,517,086	1,754,841.5

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016
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

(3)  Real Estate Investments –

On March 17, 2015, the Company purchased a Zales store in Enid, Oklahoma for $1,600,000.  The Company allocated $256,370 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $183,764 and above-market lease intangibles of $72,606.  The Company incurred $48,817 of acquisition expenses related to the purchase that were expensed.  The property is leased to Zale Delaware, Inc. under a Lease Agreement with a remaining primary term of 9.6 years (as of the date of purchase) and annual rent of $105,600.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

On February 3, 2016, the Company purchased a Dollar Tree store in West Point, Mississippi for $1,535,714.  The Company allocated $232,977 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $283,495 to Acquired Below-Market Lease Intangibles.  The Company incurred $55,172 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 9.7 years and annual rent of $107,500.

For the three months ended March 31, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $10,117 and $3,298, the decrease to rental income for above-market leases was $1,894 and $0, and the increase to rental income for below-market leases was $2,464 and $0, respectively.  For lease intangibles not held for sale as of March 31, 2016, the weighted average remaining life is 116 months for in-place lease intangibles, 103 months for above-market leases and 114 months for below-market leases.  The estimated amortization expense is $56,680, the estimated decrease to rental income for above-market leases is $7,576 and the estimated increase to rental income for below-market leases is $29,584 for each of the next five succeeding years.

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

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  As of March 31, 2016, the tenant owed $37,522 of past due rent, which was not accrued for financial reporting purposes.  The tenant has indicated that after conducting a closing sale over the next 30 to 90 days, the tenant will file a motion with the bankruptcy court to reject the lease and return possession of the property to the owners. When this occurs, the Company will become responsible for its 40% share of real estate taxes and other costs associated with maintaining the property until the property is sold or leased to a new tenant.  The annual rent from this property represents approximately 19% of the total annual rent of the Fund’s property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund’s cash flow and may cause the Fund to reduce its distribution rate per Unit.  The bankruptcy filing by the tenant has no effect on the buyer’s interest in purchasing the property.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Equity Method Investment –

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP II, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2015, the Company had no ongoing interest in ANLP II.

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  During 2015, the investment balance consisted of the following:

Activity from January 22, 2015 to March 31, 2015:	ANLP II
Real Estate Contributed (at carrying value)	$1,370,124
Cash Contributed	15,316
Net Income – Rental Activity	18,582
Net Income – Gain on Sale of Real Estate	172,712
Distributions from Net Rental Income	(18,582)
Proceeds from Sale of Class B Interests	(592,218)
Equity Method Investment at March 31, 2015	965,934
Activity After March 31, 2015:
Net Income – Rental Activity	10,352
Net Income – Gain on Sale of Real Estate	313,341
Distributions from Net Rental Income	(10,352)
Proceeds from Sale of Class B Interests	(1,279,275)
Equity Method Investment at December 31, 2015	$0

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

(6)  Members’ Capital –

For the three months ended March 31, 2016 and 2015, the Company declared distributions of $236,083 and $235,458, respectively.  The Limited Members received distributions of $229,001 and $229,000 and the Managing Members received distributions of $7,082 and $6,458 for the periods, respectively.  The Limited Members' distributions represented $.13 and $.13 per LLC Unit outstanding using 1,754,842 and 1,771,597 weighted average Units in 2016 and 2015, respectively.  The distributions represented $.01 and $.13 per Unit of Net Income and $.12 and $0 per Unit of return of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $30,303 in 2015.  The Limited Members received distributions of $30,000 and the Managing Members received distributions of $303.  The Limited Members’ distributions represented $0.02 per Unit.

(7)  Fair Value Measurements –

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

At March 31, 2016 and December 31, 2015, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2016 and 2015.

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

Results of Operations

For the three months ended March 31, 2016 and 2015, the Company recognized rental income of $246,957 and $250,445, respectively.  In 2016, rental income decreased due to the sale of one property in 2015 and rent that was not received from the tenant of the Sports Authority store, as discussed below. These decreases in rental income were partially offset by additional rent received from one property acquisition in 2015 and one acquisition in 2016, and a rent increase on one property.  Based on the scheduled rent for the properties as of April 30, 2016, the Company expects to recognize rental income of approximately $1,014,000 in 2016.  For the Sports Authority store, only rent received from the tenant through the date of filing was included in this amount, due to the uncertainty of collecting the remaining scheduled rent for 2016.

For the three months ended March 31, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $38,879 and $43,097, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,011 and $15,682, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2016, when compared to 2015, as a result of expenses related to the Sports Authority store.

For the three months ended March 31, 2016, the Company incurred property acquisition expenses of $55,172 related to the purchase of the Dollar Tree store in West Point, Mississippi.  For the three months ended March 31, 2015, the Company incurred property acquisition expenses of $42,761 related to the purchase of the Zales store in Enid, Oklahoma.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  As of March 31, 2016, the tenant owed $37,522 of past due rent, which was not accrued for financial reporting purposes.  The tenant has indicated that after conducting a closing sale over the next 30 to 90 days, the tenant will file a motion with the bankruptcy court to reject the lease and return possession of the property to the owners. When this occurs, the Company will become responsible for its 40% share of real estate taxes and other costs associated with maintaining the property until the property is sold or leased to a new tenant.  The annual rent from this property represents approximately 19% of the total annual rent of the Fund’s property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund’s cash flow and may cause the Fund to reduce its distribution rate per Unit.  The bankruptcy filing by the tenant has no effect on the buyer’s interest in purchasing the property.

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

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST (“ANLP II”), a Delaware statutory trust (“DST”), in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP II, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2015, the Company had no ongoing interest in ANLP II.

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Company’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the three months ended March 31, 2015, the Company’s share of the net income of ANLP II was $191,294.

For the three months ended March 31, 2016 and 2015, the Company recognized interest income of $947 and $1,478, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Company's cash balances decreased $1,553,546 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.  During the three months ended March 31, 2015, the Company's cash balances decreased $1,362,486 as a result of cash used to purchase property, cash paid for an equity method investment, and distributions paid to the Members in excess of cash generated from operating activities, which were partially offset by proceeds received from an equity method investment.

Net cash provided by operating activities increased from $155,890 in 2015 to $217,418 in 2016 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2016 and an increase in LLC administration and property management expenses in 2016.  During 2016 and 2015, cash from operations was reduced by $55,172 and $42,761, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company’s Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the three months ended March 31, 2016 and 2015, the Company expended $1,535,714 and $1,600,000, respectively, to invest in real properties as the Company reinvested cash generated from property sales.  During the three months ended March 31, 2015, the Company paid cash for an equity method investment of $15,316, and received proceeds from an equity method investment of $610,800, respectively.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

On March 17, 2015, the Company purchased a Zales store in Enid, Oklahoma for $1,600,000.    The property is leased to Zale Delaware, Inc. under a Lease Agreement with a remaining primary term of 9.6 years (as of the date of purchase) and annual rent of $105,600.

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

For the three months ended March 31, 2016 and 2015, the Company declared distributions of $236,083 and $235,458, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $229,001 and $229,000 and the Managing Members received distributions of $7,082 and $6,458 for the periods, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which was paid in the first week of January 2015 and resulted in higher distributions paid in 2015.

As part of the distributions discussed above, the Company distributed net sale proceeds of $30,303 in 2015.  The Limited Members received distributions of $30,000 and the Managing Members received distributions of $303.  The Limited Members’ distributions represented $0.02 per Unit.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2016 and 2015, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 11, 2016	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)