Form 10-Q
period 2016-06-30
AEI Income & Growth Fund 26 LLC
filed 2016-08-12
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

Commission File Number:  000-51823

AEI INCOME & GROWTH FUND 26 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	41-2173048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant's telephone number)

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2016 and December 31, 2015	3

	Statements for the Periods ended June 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$709,006	$2,331,283
Receivables	18,156	22,487
Total Current Assets	727,162	2,353,770

Real Estate Investments:
Land	4,553,261	4,283,261
Buildings	9,849,009	8,532,777
Acquired Intangible Lease Assets	652,025	419,048
Real Estate Held for Investment, at cost	15,054,295	13,235,086
Accumulated Depreciation and Amortization	(2,833,785)	(2,612,458)
Real Estate Held for Investment, Net	12,220,510	10,622,628
Total Assets	$12,947,672	$12,976,398

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$64,044	$12,271
Distributions Payable	233,582	235,250
Unearned Rent	33,967	0
Total Current Liabilities	331,593	247,521

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	273,635	0

Members' Equity (Deficit):
Managing Members	(4,370)	4,799
Limited Members – 10,000,000 Units authorized; 1,744,006 and 1,754,842 Units issued and outstanding as of 6/30/16 and 12/31/15, respectively	12,346,814	12,724,078
Total Members' Equity	12,342,444	12,728,877
Total Liabilities and Members' Equity	$12,947,672	$12,976,398

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Rental Income	$317,164	$264,184	$564,121	$514,629

Expenses:
LLC Administration – Affiliates	40,481	42,888	79,360	85,985
LLC Administration and Property Management – Unrelated Parties	27,208	11,870	52,219	27,552
Property Acquisition	252	2,106	55,424	44,867
Depreciation and Amortization	112,989	98,020	217,539	183,582
Total Expenses	180,930	154,884	404,542	341,986

Operating Income	136,234	109,300	159,579	172,643

Other Income:
Income from Equity Method Investments	0	310,632	0	501,926
Interest Income	435	800	1,382	2,278
Total Other Income	435	311,432	1,382	504,204

Net Income	$136,669	$420,732	$160,961	$676,847

Net Income Allocated:
Managing Members	$4,100	$6,614	$4,829	$10,843
Limited Members	132,569	414,118	156,132	666,004
Total	$136,669	$420,732	$160,961	$676,847

Net Income per LLC Unit	$.08	$.24	$.09	$.38

Weighted Average Units Outstanding – Basic and Diluted	1,744,006	1,756,507	1,749,424	1,764,052

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$160,961	$676,847

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	211,467	185,476
Income from Equity Method Investments	0	(501,926)
(Increase) Decrease in Receivables	4,331	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	51,773	(30,027)
Increase (Decrease) in Unearned Rent	33,967	33,480
Total Adjustments	301,538	(312,997)
Net Cash Provided By (Used For) Operating Activities	462,499	363,850

Cash Flows from Investing Activities:
Investments in Real Estate	(1,535,714)	(1,600,000)
Cash Paid for Equity Method Investments	0	(15,316)
Proceeds from Equity Method Investments	0	1,781,500
Net Cash Provided By (Used For) Investing Activities	(1,535,714)	166,184

Cash Flows from Financing Activities:
Distributions Paid to Members	(471,333)	(749,318)
Repurchase of LLC Units	(77,729)	(115,753)
Net Cash Provided By (Used For) Financing Activities	(549,062)	(865,071)

Net Increase (Decrease) in Cash	(1,622,277)	(335,037)

Cash, beginning of period	2,331,283	2,671,184

Cash, end of period	$709,006	$2,336,147

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$0	$1,370,124

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$12,599	$13,293,606	$13,306,205	1,771,596.5

Distributions Declared	(10,624)	(458,000)	(468,624)

Repurchase of LLC Units	(3,472)	(112,281)	(115,753)	(15,090.0)

Net Income	10,843	666,004	676,847

Balance, June 30, 2015	$9,346	$13,389,329	$13,398,675	1,756,506.5

Balance, December 31, 2015	$4,799	$12,724,078	$12,728,877	1,754,841.5

Distributions Declared	(11,666)	(457,999)	(469,665)

Repurchase of LLC Units	(2,332)	(75,397)	(77,729)	(10,835.5)

Net Income	4,829	156,132	160,961

Balance, June 30, 2016	$(4,370)	$12,346,814	$12,342,444	1,744,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10‑K.

(2)  Organization –

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

On February 3, 2016, the Company purchased a Dollar Tree store in West Point, Mississippi for $1,535,714.  The Company allocated $232,977 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $283,495 to Acquired Below-Market Lease Intangibles.  The Company incurred $55,424 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 9.7 years and annual rent of $107,500.

For the six months ended June 30, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $24,287 and $11,390, the decrease to rental income for above-market leases was $3,788 and $1,894, and the increase to rental income for below-market leases was $9,860 and $0, respectively.  For lease intangibles not held for sale as of June 30, 2016, the weighted average remaining life is 113 months for in-place lease intangibles, 100 months for above-market leases and 111 months for below-market leases.  The estimated amortization expense is $56,680, the estimated decrease to rental income for above-market leases is $7,576 and the estimated increase to rental income for below-market leases is $29,584 for each of the next five succeeding years.

In November 2015, the Company entered into an agreement to sell its 40% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. In May 2016, the agreement was terminated by the buyer.  If the sale was completed, the Company expected to receive net sale proceeds of approximately $1,190,000.  The owners have listed the property for lease with a real estate broker in the Wichita area.

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of June 30, 2016, the tenant owed $37,522 of past due rent, of which $18,156 was accrued and received in July 2016 and $19,366 was not accrued for financial reporting purposes.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Fund's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund's cash flow.  Consequently, beginning with the third quarter of 2016, the Fund will reduce its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Equity Method Investments –

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST ("ANLP II"), a Delaware statutory trust ("DST"), in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP II, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2015, the Company had no ongoing interest in ANLP II.

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Company's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  During 2015, the investment balance consisted of the following:

Activity from January 22, 2015 to June 30, 2015:	ANLP II
Real Estate Contributed (at carrying value)	$1,370,124
Cash Contributed	15,316
Net Income – Rental Activity	28,797
Net Income – Gain on Sale of Real Estate	473,129
Distributions from Net Rental Income	(28,797)
Proceeds from Sale of Class B Interests	(1,752,703)
Equity Method Investment at June 30, 2015	105,866
Activity After June 30, 2015:
Net Income – Rental Activity	137
Net Income – Gain on Sale of Real Estate	12,924
Distributions from Net Rental Income	(137)
Proceeds from Sale of Class B Interests	(118,790)
Equity Method Investment at December 31, 2015	$0

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

(6)  Members' Capital –

For the six months ended June 30, 2016 and 2015, the Company declared distributions of $469,665 and $468,624, respectively.  The Limited Members received distributions of $457,999 and $458,000 and the Managing Members received distributions of $11,666 and $10,624 for the periods, respectively.  The Limited Members' distributions represented $0.26 and $0.26 per LLC Unit outstanding using 1,749,424 and 1,764,052 weighted average Units in 2016 and 2015, respectively.  The distributions represented $0.05 and $0.26 per Unit of Net Income and $0.21 and $0 per Unit of return of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $121,212 and $171,717 in 2016 and 2015, respectively.  The Limited Members received distributions of $120,000 and $170,000 and the Managing Members received distributions of $1,212 and $1,717 for the periods, respectively.  The Limited Members' distributions represented $0.07 and $0.10 per Unit for the periods, respectively.

On April 1, 2016, the Company repurchased a total of 10,835.5 Units for $75,397 from six Limited Members in accordance with the Operating Agreement.  On April 1, 2015, the Company repurchased a total of 15,090.0 Units for $112,281 from two Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,332 and $3,472 in 2016 and 2015, respectively.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements – (Continued)

At June 30, 2016 and December 31, 2015, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2016 and 2015.

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

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Company's assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Company's assets and liabilities, or the results of reported operations, will be affected if management's estimates or assumptions prove inaccurate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Management of the Company evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing member of the Company.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Company records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management's assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management's consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management's estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

Results of Operations

For the six months ended June 30, 2016 and 2015, the Company recognized rental income of $564,121 and $514,629, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2015 and one acquisition in 2016, and a rent increase on one property. These increases were partially offset by decreases in rental income due to the sale of one property in 2015 and rent that was not received from the tenant of the Sports Authority store, as discussed below.  Based on the scheduled rent for the properties as of July 31, 2016, the Company expects to recognize rental income of approximately $1,051,000 in 2016.

For the six months ended June 30, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $79,360 and $85,985, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $52,219 and $27,552, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2016, when compared to 2015, as a result of expenses related to the Sports Authority store.

For the six months ended June 30, 2016, the Company incurred property acquisition expenses of $55,424 related to the purchase of the Dollar Tree store in West Point, Mississippi.  For the six months ended June 30, 2015, the Company incurred property acquisition expenses of $44,867 related to the purchase of the Zales store in Enid, Oklahoma.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In November 2015, the Company entered into an agreement to sell its 40% interest in the Sports Authority store in Wichita, Kansas to an unrelated third party. In May 2016, the agreement was terminated by the buyer.  If the sale was completed, the Company expected to receive net sale proceeds of approximately $1,190,000.  The owners have listed the property for lease with a real estate broker in the Wichita area.

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of June 30, 2016, the tenant owed $37,522 of past due rent, of which $18,156 was accrued and received in July 2016 and $19,366 was not accrued for financial reporting purposes.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Fund's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund's cash flow.  Consequently, beginning with the third quarter of 2016, the Fund will reduce its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

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

On January 22, 2015, to facilitate the sale of its 53% interest in the Tractor Supply Company store in Starkville, Mississippi, the Company contributed the property via a limited liability company to AEI Net Lease Portfolio II DST ("ANLP II"), a Delaware statutory trust ("DST"), in exchange for 10.18% of the Class B ownership interests in ANLP II.  The remaining interest in the property, owned by an affiliated entity, along with three other properties owned by two other affiliated entities, were also contributed to ANLP II in exchange for 89.82% of the Class B ownership interests in ANLP II.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in ANLP II, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Company and affiliated entities.  From January 28, 2015 to July 15, 2015, ANLP II sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Company and affiliated entities.  As of December 31, 2015, the Company had no ongoing interest in ANLP II.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Company's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the six months ended June 30, 2015, the Company's share of the net income of ANLP II was $501,926.

For the six months ended June 30, 2016 and 2015, the Company recognized interest income of $1,382 and $2,278, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company's cash balances decreased $1,622,277 as a result of cash used to purchase property and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2015, the Company's cash balances decreased $335,037 as a result of cash used to purchase property, cash paid for an equity method investment, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by proceeds received from equity method investments.

Net cash provided by operating activities increased from $363,850 in 2015 to $462,499 in 2016 as a result of an increase in total rental and interest income in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2016.  During 2016 and 2015, cash from operations was reduced by $55,424 and $44,867, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the six months ended June 30, 2016 and 2015, the Company expended $1,535,714 and $1,600,000, respectively, to invest in real properties as the Company reinvested cash generated from property sales.  During the six months ended June 30, 2015, the Company paid cash for equity method investments of $15,316, and received proceeds from equity method investments of $1,781,500.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

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

For the six months ended June 30, 2016 and 2015, the Company declared distributions of $469,665 and $468,624, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $457,999 and $458,000 and the Managing Members received distributions of $11,666 and $10,624 for the periods, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which was paid in the first week of January 2015 and resulted in higher distributions paid in 2015.

As part of the distributions discussed above, the Company distributed net sale proceeds of $121,212 and $171,717 in 2016 and 2015, respectively.  The Limited Members received distributions of $120,000 and $170,000 and the Managing Members received distributions of $1,212 and $1,717 for the periods, respectively.  The Limited Members' distributions represented $0.07 and $0.10 per Unit for the periods, respectively.

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

On April 1, 2016, the Company repurchased a total of 10,835.5 Units for $75,397 from six Limited Members in accordance with the Operating Agreement.  On April 1, 2015, the Company repurchased a total of 15,090.0 Units for $112,281 from two Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,332 and $3,472 in 2016 and 2015, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/16 to 4/30/16	10,835.5	$6.96	88,730.0(1)	(2)

5/1/16 to 5/31/16	--	--	--	--

6/1/16 to 6/30/16	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2016	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)