Form 10-Q
period 2016-09-30
AEI Income & Growth Fund 26 LLC
filed 2016-11-10
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2016 and December 31, 2015	3

	Statements for the Periods ended September 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$656,864	$2,331,283
Receivables	0	22,487
Total Current Assets	656,864	2,353,770

Real Estate Investments:
Land	4,553,261	4,283,261
Buildings	9,849,009	8,532,777
Acquired Intangible Lease Assets	652,025	419,048
Real Estate Held for Investment, at cost	15,054,295	13,235,086
Accumulated Depreciation and Amortization	(2,948,668)	(2,612,458)
Real Estate Held for Investment, Net	12,105,627	10,622,628
Total Assets	$12,762,491	$12,976,398

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$42,857	$12,271
Distributions Payable	170,102	235,250
Unearned Rent	45,743	0
Total Current Liabilities	258,702	247,521

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	266,239	0

Members' Equity (Deficit):
Managing Members	(7,516)	4,799
Limited Members – 10,000,000 Units authorized; 1,744,006 and 1,754,842 Units issued and outstanding as of 9/30/16 and 12/31/15, respectively	12,245,066	12,724,078
Total Members' Equity	12,237,550	12,728,877
Total Liabilities and Members' Equity	$12,762,491	$12,976,398

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Rental Income	$242,912	$264,365	$807,033	$778,994

Expenses:
LLC Administration – Affiliates	36,493	39,272	115,853	125,257
LLC Administration and Property Management – Unrelated Parties	28,594	5,950	80,813	33,502
Property Acquisition	55	308	55,479	45,175
Depreciation and Amortization	112,989	97,954	330,528	281,536
Total Expenses	178,131	143,484	582,673	485,470

Operating Income	64,781	120,881	224,360	293,524

Other Income:
Income from Equity Method Investments	0	13,171	0	515,097
Interest Income	427	1,651	1,809	3,929
Total Other Income	427	14,822	1,809	519,026

Net Income	$65,208	$135,703	$226,169	$812,550

Net Income Allocated:
Managing Members	$1,956	$3,810	$6,785	$14,653
Limited Members	63,252	131,893	219,384	797,897
Total	$65,208	$135,703	$226,169	$812,550

Net Income per LLC Unit	$.04	$.08	$.13	$.45

Weighted Average Units Outstanding – Basic and Diluted	1,744,006	1,756,507	1,747,618	1,761,537

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$226,169	$812,550

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	318,954	285,324
Income from Equity Method Investments	0	(515,097)
(Increase) Decrease in Receivables	22,487	(11,117)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	30,586	(60,620)
Increase (Decrease) in Unearned Rent	45,743	14,068
Total Adjustments	417,770	(287,442)
Net Cash Provided By (Used For) Operating Activities	643,939	525,108

Cash Flows from Investing Activities:
Investments in Real Estate	(1,535,714)	(1,600,000)
Cash Paid for Equity Method Investments	0	(15,316)
Proceeds from Equity Method Investments	0	1,893,480
Net Cash Provided By (Used For) Investing Activities	(1,535,714)	278,164

Cash Flows from Financing Activities:
Distributions Paid to Members	(704,915)	(982,485)
Repurchase of LLC Units	(77,729)	(115,753)
Net Cash Provided By (Used For) Financing Activities	(782,644)	(1,098,238)

Net Increase (Decrease) in Cash	(1,674,419)	(294,966)

Cash, beginning of period	2,331,283	2,671,184

Cash, end of period	$656,864	$2,376,218

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$0	$1,370,124

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$12,599	$13,293,606	$13,306,205	1,771,596.5

Distributions Declared	(17,707)	(687,000)	(704,707)

Repurchase of LLC Units	(3,472)	(112,281)	(115,753)	(15,090.0)

Net Income	14,653	797,897	812,550

Balance, September 30, 2015	$6,073	$13,292,222	$13,298,295	1,756,506.5

Balance, December 31, 2015	$4,799	$12,724,078	$12,728,877	1,754,841.5

Distributions Declared	(16,768)	(622,999)	(639,767)

Repurchase of LLC Units	(2,332)	(75,397)	(77,729)	(10,835.5)

Net Income	6,785	219,384	226,169

Balance, September 30, 2016	$(7,516)	$12,245,066	$12,237,550	1,744,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

On February 3, 2016, the Company purchased a Dollar Tree store in West Point, Mississippi for $1,535,714.  The Company allocated $232,977 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $283,495 to Acquired Below-Market Lease Intangibles.  The Company incurred $55,479 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 9.7 years and annual rent of $107,500.

For the nine months ended September 30, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $38,457 and $19,482, the decrease to rental income for above-market leases was $5,682 and $3,788, and the increase to rental income for below-market leases was $17,256 and $0, respectively.  For lease intangibles not held for sale as of September 30, 2016, the weighted average remaining life is 110 months for in-place lease intangibles, 97 months for above-market leases and 108 months for below-market leases.  The estimated amortization expense is $56,680, the estimated decrease to rental income for above-market leases is $7,576 and the estimated increase to rental income for below-market leases is $29,584 for each of the next five succeeding years.

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

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2016, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Fund's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund's cash flow.  Consequently, beginning with the third quarter of 2016, the Fund reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

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

Activity from January 22, 2015 to September 30, 2015:	ANLP II
Real Estate Contributed (at carrying value)	$1,370,124
Cash Contributed	15,316
Net Income – Rental Activity	28,929
Net Income – Gain on Sale of Real Estate	486,168
Distributions from Net Rental Income	(28,929)
Proceeds from Sale of Class B Interests	(1,864,551)
Equity Method Investment at September 30, 2015	7,057
Activity After September 30, 2015:
Net Income – Rental Activity	5
Net Income – Gain on Sale of Real Estate	(115)
Distributions from Net Rental Income	(5)
Proceeds from Sale of Class B Interests	(6,942)
Equity Method Investment at December 31, 2015	$0

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

(6)  Members' Capital –

For the nine months ended September 30, 2016 and 2015, the Company declared distributions of $639,767 and $704,707, respectively.  The Limited Members received distributions of $622,999 and $687,000 and the Managing Members received distributions of $16,768 and $17,707 for the periods, respectively.  The Limited Members' distributions represented $0.36 and $0.39 per LLC Unit outstanding using 1,747,618 and 1,761,537 weighted average Units in 2016 and 2015, respectively.  The distributions represented $0.09 and $0.39 per Unit of Net Income and $0.27 and $0 per Unit of return of contributed capital in 2016 and 2015, respectively.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements – (Continued)

At September 30, 2016 and December 31, 2015, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2016 and 2015.

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

Results of Operations

For the nine months ended September 30, 2016 and 2015, the Company recognized rental income of $807,033 and $778,994, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2015 and one acquisition in 2016, and a rent increase on one property. These increases were partially offset by decreases in rental income due to the sale of one property in 2015 and rent that was not received from the tenant of the Sports Authority store, as discussed below.  Based on the scheduled rent for the properties as of October 31, 2016, the Company expects to recognize rental income of approximately $1,051,000 and $915,000 in 2016 and 2017, respectively.

For the nine months ended September 30, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $115,853 and $125,257, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $80,813 and $33,502, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2016, when compared to 2015, as a result of expenses related to the Sports Authority store.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2016, the Company incurred property acquisition expenses of $55,479 related to the purchase of the Dollar Tree store in West Point, Mississippi.  For the nine months ended September 30, 2015, the Company incurred property acquisition expenses of $45,175 related to the purchase of the Zales store in Enid, Oklahoma.

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

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2016, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Fund's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Fund's cash flow.  Consequently, beginning with the third quarter of 2016, the Fund reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Company's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the nine months ended September 30, 2015, the Company's share of the net income of ANLP II was $515,097.

For the nine months ended September 30, 2016 and 2015, the Company recognized interest income of $1,809 and $3,929, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Company's cash balances decreased $1,674,419 as a result of cash used to purchase property and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2015, the Company's cash balances decreased $294,966 as a result of cash used to purchase property, cash paid for an equity method investment, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by proceeds received from equity method investments.

Net cash provided by operating activities increased from $525,108 in 2015 to $643,939 in 2016 as a result of an increase in total rental and interest income in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in LLC administration and property management expenses in 2016.  During 2016 and 2015, cash from operations was reduced by $55,479 and $45,175, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the nine months ended September 30, 2016 and 2015, the Company expended $1,535,714 and $1,600,000, respectively, to invest in real properties as the Company reinvested cash generated from property sales.  During the nine months ended September 30, 2015, the Company paid cash for equity method investments of $15,316, and received proceeds from equity method investments of $1,893,480.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

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

For the nine months ended September 30, 2016 and 2015, the Company declared distributions of $639,767 and $704,707, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $622,999 and $687,000 and the Managing Members received distributions of $16,768 and $17,707 for the periods, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which was paid in the first week of January 2015 and resulted in higher distributions paid in 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 9, 2016	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)