Form 10-K
period 2016-12-31
AEI Income & Growth Fund 26 LLC
filed 2017-03-30
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2016

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
☐ Yes    ☒ No

As of June 30, 2016, there were 1,744,006.0 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,440,060.

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

Property Activity During the Last Three Years

As of December 31, 2013, the Company owned interests in eight properties with a total cost of $15,353,381.  During the years ended December 31, 2014 and 2015, the Company sold two properties and received net sale proceeds of $3,701,417 and $1,871,493, which resulted in net gains of $1,287,642 and $486,053.  During 2014, 2015 and 2016, the Company expended $1,292,220, $1,600,000 and $1,535,714, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2016, the Company owned interests in nine properties with a total cost of $14,770,800.

Major Tenants

During 2016, three tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 48% of total rental income in 2016.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2017.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long‑term lease, there is little competition until the Company decides to sell the property.  At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Company's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2016.
Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Sports Authority Store Wichita, KS (40%)	4/3/06 to 6/30/06	$2,230,753	(1)

Advance Auto Parts Store Middletown, OH (55%)	6/1/06	$1,022,289	Advance Stores Company, Inc.	$78,847	$20.84

Applebee's Restaurant Crawfordsville, IN (40%)	12/29/06	$1,237,771	Apple Indiana II LLC	$103,184	$49.04

ITEM 2.  PROPERTIES.  (Continued)
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Starbucks Store Bluffton, IN	8/10/07	$1,150,116		Starbucks Corporation	$87,780	$48.58

Best Buy Store Eau Claire, WI (30%)	1/31/08	$2,021,162		Best Buy Stores, L.P.	$149,333	$10.51

Dick's Sporting Goods Store Fredericksburg, VA (27%)	5/8/08	$3,126,603		Dick's Sporting Goods, Inc.	$232,950	$17.71

Fresenius Medical Center Chicago, IL (54%)	12/30/14	$1,292,220	(2)	Fresenius Medical Care Chatham, LLC	$91,644	$22.63

Zales Store Enid, OK	3/17/15	$1,600,000	(2)	Zale Delaware, Inc.	$105,600	$22.03

Dollar Tree West Point, MS	2/3/16	$1,535,714	(2)	Dollar Tree Stores, Inc.	$107,500	$10.77

(1)  This property is vacant and listed for lease.
(2)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Sports Authority store (AEI Income & Growth Fund 25 LLC); Advance Auto Parts store (AEI Income & Growth Fund 24 LLC); Applebee's restaurant in Crawfordsville, Indiana (AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC); Dick's Sporting Goods store (AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC); and Fresenius Medical Center (AEI Income & Growth Fund 27 LLC).

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

At December 31, 2016, all properties listed above were 100% occupied.  The only exception is the Sports Authority store that became vacant in July 2016.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2016, there were 444 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $21,872 and $23,956 were made to the Managing Members and $787,998 and $916,000 were made to the Limited Members for 2016 and 2015, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As part of the Limited Members' distributions discussed above, the Company distributed net sale proceeds of $120,000 and $210,000 in 2016 and 2015, respectively.

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

Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2016, the Company did not purchase any Units.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority ("FINRA") implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2016, the estimated value of the Company's Units was $7.23 per Unit, an estimated value derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).  Third-party valuation services were provided by:

Justin Zahn – Commercial Investment Advisors, Scottsdale, AZ
Brad Gibbs – SRS Real Estate Partners, Dallas, TX
Ken Hedrick – Stan Johnson Company, Tulsa, OK
John Hottle – Hottle Appraisal Company, St. Louis, MO

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company's cash, receivables and liabilities were valued at face value.  Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2016 by a capitalization rate the Managing Member believed, based upon material assistance and/or confirmation by the aforementioned third-party valuation experts, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  The valuations performed by the Managing Member were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing Member, should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

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

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2016 and 2015, the Company recognized rental income of $1,051,745 and $1,043,359, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2015 and one acquisition in 2016, and rent increases on two properties. These increases were partially offset by decreases in rental income due to the sale of one property in 2015 and rent that was not received from the tenant of the Sports Authority store, as discussed below.  Based on the scheduled rent for the properties as of February 28, 2017, the Company expects to recognize rental income of approximately $915,000 in 2017.

For the years ended December 31, 2016 and 2015, the Company incurred LLC administration expenses from affiliated parties of $149,251 and $161,038, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $102,892 and $38,072, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2016, when compared to 2015, as a result of expenses related to the Sports Authority store.

For the year ended December 31, 2016, the Company incurred property acquisition expenses of $55,479 related to the purchase of the Dollar Tree store in West Point, Mississippi.  For the year ended December 31, 2015, the Company incurred property acquisition expenses of $48,817 related to the purchase of the Zales store in Enid, Oklahoma.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of December 31, 2016, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

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

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Company's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  For the year ended December 31, 2015, the Company's share of the net income of ANLP II was $514,987.

For the years ended December 31, 2016 and 2015, the Company recognized interest income of $2,247and $5,635, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the year ended December 31, 2016, the Company's cash balances decreased $1,727,592 as a result of cash used to purchase property and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2015, the Company's cash balances decreased $339,901 as a result of cash used to purchase property, cash paid for an equity method investment, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by proceeds received from an equity method investment.

Net cash provided by operating activities increased from $721,666 in 2015 to $760,869 in 2016 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2016 and an increase in LLC administration and property management expenses in 2016.  During 2016 and 2015, cash from operations was reduced by $55,479 and $48,817, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from an equity method investment.  During the years ended December 31, 2016 and 2015, the Company expended $1,535,714 and $1,600,000, respectively, to invest in real properties as the Company reinvested cash generated from property sales.  During the year ended December 31, 2015, the Company paid cash for equity method investments of $15,316, and received proceeds from equity method investments of $1,900,427.  All but a small portion of these proceeds were generated from the sale of the Tractor Supply Company store as discussed above.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2016 and 2015, the Company declared distributions of $809,870 and $939,956, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $787,998 and $916,000 and the Managing Members received distributions of $21,872 and $23,956 for the years, respectively.  In December 2014, the Company declared a special distribution of net sale proceeds of $277,778 which was paid in the first week of January 2015 and resulted in higher distributions paid in 2015.

As part of the distributions discussed above, the Company distributed net sale proceeds of $121,212 and $212,121 in 2016 and 2015, respectively.  The Limited Members received distributions of $120,000 and $210,000 and the Managing Members received distributions of $1,212 and $2,121 for the years, respectively.  The Limited Members' distributions represented $.07 and $0.12 per Unit for the years, respectively.

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

On April 1, 2016, the Company repurchased a total of 10,835.5 Units for $75,397 from six Limited Members in accordance with the Operating Agreement.  During 2015, the Company repurchased a total of 16,755.0 Units for $124,268 from three Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  In prior years, the Company repurchased a total of 61,139.5 Units for $417,045 from 17 Limited Members.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,332 and $3,844 in 2016 and 2015, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 26 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2016 and 2015	17

Statements for the Years Ended December 31, 2016 and 2015:

Income	18

Cash Flows	19

Changes in Members' Equity (Deficit)	20

Notes to Financial Statements	21 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2016 and 2015, and the related statements of income, cash flows and changes in members' equity (deficit) for each of the years then ended.  AEI Income & Growth Fund 26 LLC's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 26 LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2017

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2016	2015
Current Assets:
Cash	$603,691	$2,331,283
Receivables	0	22,487
Total Current Assets	603,691	2,353,770

Real Estate Investments:
Land	4,553,261	4,283,261
Buildings	9,849,009	8,532,777
Acquired Intangible Lease Assets	652,025	419,048
Real Estate Held for Investment, at cost	15,054,295	13,235,086
Accumulated Depreciation and Amortization	(3,063,551)	(2,612,458)
Real Estate Held for Investment, Net	11,990,744	10,622,628
Total Assets	$12,594,435	$12,976,398

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$21,359	$12,271
Distributions Payable	170,102	235,250
Total Current Liabilities	191,461	247,521

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	258,843	0

Members' Equity (Deficit):
Managing Members	(10,319)	4,799
Limited Members – 10,000,000 Units authorized; 1,744,006 and 1,754,842 Units issued and outstanding as of December 31, 2016 and 2015, respectively	12,154,450	12,724,078
Total Members' Equity	12,144,131	12,728,877
Total Liabilities and Members' Equity	$12,594,435	$12,976,398

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME

	Year Ended December 31
	2016	2015

Rental Income	$1,051,745	$1,043,359

Expenses:
LLC Administration – Affiliates	149,251	161,038
LLC Administration and Property Management – Unrelated Parties	102,892	38,072
Property Acquisition	55,479	48,817
Depreciation and Amortization	443,517	379,486
Real Estate Impairment	0	445,828
Total Expenses	751,139	1,073,241

Operating Income (Loss)	300,606	(29,882)

Other Income:
Income from Equity Method Investments	0	514,987
Interest Income	2,247	5,635
Total Other Income	2,247	520,622

Net Income	$302,853	$490,740

Net Income Allocated:
Managing Members	$9,086	$20,000
Limited Members	293,767	470,740
Total	$302,853	$490,740

Net Income per LLC Unit	$.17	$.27

Weighted Average Units Outstanding – Basic and Diluted	1,746,715	1,759,863

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015
Cash Flows from Operating Activities:
Net Income	$302,853	$490,740

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	426,441	385,168
Real Estate Impairment	0	445,828
Income from Equity Method Investments	0	(514,987)
(Increase) Decrease in Receivables	22,487	(22,487)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	9,088	(55,327)
Increase (Decrease) in Unearned Rent	0	(7,269)
Total Adjustments	458,016	230,926
Net Cash Provided By (Used For) Operating Activities	760,869	721,666

Cash Flows from Investing Activities:
Investments in Real Estate	(1,535,714)	(1,600,000)
Cash Paid for Equity Method Investments	0	(15,316)
Proceeds from Equity Method Investments	0	1,900,427
Net Cash Provided By (Used For) Investing Activities	(1,535,714)	285,111

Cash Flows from Financing Activities:
Distributions Paid to Members	(875,018)	(1,218,566)
Repurchase of LLC Units	(77,729)	(128,112)
Net Cash Provided By (Used For) Financing Activities	(952,747)	(1,346,678)

Net Increase (Decrease) in Cash	(1,727,592)	(339,901)

Cash, beginning of year	2,331,283	2,671,184

Cash, end of year	$603,691	$2,331,283

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$0	$1,370,124

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2014	$12,599	$13,293,606	$13,306,205	1,771,596.5

Distributions Declared	(23,956)	(916,000)	(939,956)

Repurchase of LLC Units	(3,844)	(124,268)	(128,112)	(16,755.0)

Net Income	20,000	470,740	490,740

Balance, December 31, 2015	4,799	12,724,078	12,728,877	1,754,841.5

Distributions Declared	(21,872)	(787,998)	(809,870)

Repurchase of LLC Units	(2,332)	(75,397)	(77,729)	(10,835.5)

Net Income	9,086	293,767	302,853

Balance, December 31, 2016	$(10,319)	$12,154,450	$12,144,131	1,744,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(1)  Organization –

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
DECEMBER 31, 2016 AND 2015

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
DECEMBER 31, 2016 AND 2015

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2013, and with few exceptions, is no longer subject to state tax examinations for tax years before 2013.

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
DECEMBER 31, 2016 AND 2015

(2)  Summary of Significant Accounting Policies – (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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
DECEMBER 31, 2016 AND 2015

(2)  Summary of Significant Accounting Policies – (Continued)

The disposition of a property or classification of a property as Real Estate Held for Sale by the Company does not represent a strategic shift that will have a major effect on the Company's operations and financial results.  Therefore, the results from operating and selling the property are included in continuing operations.

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

The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2016 and 2015.

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

At December 31, 2016 and 2015, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2015. There was no such measurement during 2016.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2016 and 2015.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company's properties are classified as one reportable segment.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Company's financial statements.

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Sports Authority store (40% – AEI Income & Growth Fund 25 LLC); Advance Auto Parts store (55% --– AEI Income & Growth Fund 24 LLC); Applebee's restaurant in Crawfordsville, Indiana (40% --– AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (30% – AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC); Dick's Sporting Goods store in Fredericksburg, Virginia (27% – AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC); and Fresenius Medical Center (54% – AEI Income & Growth Fund 27 LLC).

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(3)  Related Party Transactions – (Continued)

During 2015, the Company sold its 53% interest in the Tractor Supply Company store in Starkville, Mississippi.  The remaining interest in the property that was owned by an affiliated entity, AEI Net Lease Income & Growth Fund XX LP, was also sold in 2015.

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2016	2015

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and properties, maintaining the Company's books, and communicating with the Limited Members.	$149,251	$161,038

b.	AEI is reimbursed for all direct expenses it paid on the Company's behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$102,892	$38,072

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.	$55,479	$48,817

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$0	$50,338

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
DECEMBER 31, 2016 AND 2015

(4)  Real Estate Investments – (Continued)

The Company's properties are commercial, single-tenant buildings. The Sports Authority store was constructed in 1996, renovated in 2001 and acquired in 2006.  The Advance Auto Parts store was constructed in 2004 and acquired in 2006.  The Applebee's restaurant in Crawfordsville, Indiana was constructed in 1996 and acquired in 2006.  The Starbucks restaurant was constructed and acquired in 2007.  The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008.  The land for the Dick's Sporting Goods store was acquired in 2007 and construction of the store was completed in 2008.  The Fresenius Medical Center was constructed in 2012 and acquired in 2014.  The Zales store was constructed in 1983, renovated in 2014 and acquired in 2015.  The Dollar Tree store was constructed in 2015 and acquired in 2016.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2016 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Sports Authority, Wichita, KS	$507,489	$1,277,436	$1,784,925	$639,437
Advance Auto Parts, Middletown, OH	112,315	909,974	1,022,289	385,224
Applebee's, Crawfordsville, IN	337,353	900,418	1,237,771	360,169
Starbucks, Bluffton, IN	344,008	806,108	1,150,116	302,288
Best Buy, Eau Claire, WI	474,137	1,547,025	2,021,162	551,771
Dick's Sporting Goods, Fredericksburg, VA	1,603,559	1,523,044	3,126,603	564,974
Fresenius Medical Center, Chicago, IL	464,400	665,142	1,129,542	53,210
Zales, Enid, OK	440,000	903,630	1,343,630	64,759
Dollar Tree, West Point, MS	270,000	1,316,232	1,586,232	48,262
	$4,553,261	$9,849,009	$14,402,270	$2,970,094

For the years ended December 31, 2016 and 2015, the Company recognized depreciation expense of $390,890 and $351,914, respectively.

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
DECEMBER 31, 2016 AND 2015

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

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2016		2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 107 and 120 months, respectively)	$579,419	$80,199	$346,442	$27,572

Above-Market Lease Intangibles (weighted average life of 94 and 106 months, respectively)	72,606	13,258	72,606	5,682
Acquired Intangible Lease Assets	$652,025	$93,457	$419,048	$33,254

Acquired Below-Market Lease Intangibles (weighted average life of 105 and 0 months, respectively)	$283,495	$24,652	$0	$0

For the years ended December 31, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $52,627 and $27,572, the decrease to rental income for above-market leases was $7,576 and $5,682, and the increase to rental income for below-market leases was $24,652 and $0, respectively.  For lease intangibles not held for sale as of December 31, 2016, the estimated amortization expense is $56,680, the estimated decrease to rental income for above-market leases is $7,576 and the estimated increase to rental income for below-market leases is $29,584 for each of the next five succeeding years.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(4)  Real Estate Investments – (Continued)

On March 2, 2016, the tenant of the Sports Authority store, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of December 31, 2016, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

For properties owned as of December 31, 2016, the minimum future rent payments required by the leases are as follows:
2017	$892,532
2018	731,209
2019	481,339
2020	427,180
2021	431,623
Thereafter	1,852,327
$4,816,210

There were no contingent rents recognized in 2016 and 2015.

(5)  Equity Method Investments –

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(5)  Equity Method Investments – (Continued)

The investment in ANLP II was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in ANLP II was stated at cost and adjusted for the Company's share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of ANLP II as well as distributions from net rental income.  As of December 31, 2015, the investment balances consisted of the following:

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

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2016	2015

Dick's Sporting Goods, Inc.	Retail	$232,950	$232,950
Best Buy Stores, L.P.	Retail	149,334	149,333
Dollar Tree Stores, Inc.	Retail	122,576	N/A
TSA Stores, Inc.	Retail	N/A	225,131
Aggregate rental income of major tenants		$504,860	$607,414
Aggregate rental income of major tenants as a percentage of total rental income		48%	58%

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(7)  Members' Capital –

For the years ended December 31, 2016 and 2015, the Company declared distributions of $809,870 and $939,956, respectively.  The Limited Members received distributions of $787,998 and $916,000 and the Managing Members received distributions of $21,872 and $23,956 for the years, respectively.  The Limited Members' distributions represented $0.45 and $0.52 per LLC Unit outstanding using 1,746,715 and 1,759,863 weighted average Units in 2016 and 2015, respectively.  The distributions represented $0.13 and $0.20 per Unit of Net Income and $0.32 and $0.32 per Unit of return of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $121,212 and $212,121 in 2016 and 2015, respectively.  The Limited Members received distributions of $120,000 and $210,000 and the Managing Members received distributions of $1,212 and $2,121 for the years, respectively.  The Limited Members' distributions represented $0.07 and $0.12 per Unit for the years, respectively.

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

On April 1, 2016, the Company repurchased a total of 10,835.5 Units for $75,397 from six Limited Members in accordance with the Operating Agreement.  During 2015, the Company repurchased a total of 16,755.0 Units for $124,268 from three Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $2,332 and $3,844 in 2016 and 2015, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2016	2015

Net Income for Financial Reporting Purposes	$302,853	$490,740

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	129,379	125,199

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	19,366	(7,269)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	55,479	48,817

Real Estate Impairment Loss Not Recognized for Tax Purposes	0	445,828

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(64,542)
Taxable Income to Members	$507,077	$1,038,773

The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

	2016	2015

Members' Equity for Financial Reporting Purposes	$12,144,131	$12,728,877

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,497,990	1,313,132

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	19,366	0

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,691,997	2,691,997
Members' Equity for Tax Reporting Purposes	$16,353,484	$16,734,006

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 72, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2017.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 57, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2017.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2016.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2016 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2017:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2016 and 2015.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services.  As of December 31, 2016, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2016.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (March 14, 2005) To December 31, 2016

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, excluding proceeds from distribution reinvestments, most of which were reallowed to Participating Dealers.	$1,790,447

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$916,368

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$448,199

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$1,624,113

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$196,521

Managing Members	3% of Net Cash Flow in any fiscal year.	$279,872

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$8,450

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2016 and 2015:

Fee Category	2016	2015

Audit Fees	$18,000	$17,653
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$18,000	$17,653

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

10.2
Assignment and Assumption of Lease dated December 29, 2006 between the Company, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to Exhibit 10.1 of Form 8‑K filed January 8, 2007).

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

AEI INCOME & GROWTH FUND 26
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 29, 2017	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2017
Robert P. Johnson	and Sole Director of Managing Member

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2017
Patrick W. Keene	(Principal Accounting Officer)