Form 10-Q
period 2017-03-31
AEI Income & Growth Fund 26 LLC
filed 2017-05-12
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2017 and December 31, 2016	3

	Statements for the Three Months ended March 31, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
Current Assets:
Cash	$663,666	$603,691

Real Estate Investments:
Land	4,553,261	4,553,261
Buildings	9,849,009	9,849,009
Acquired Intangible Lease Assets	652,025	652,025
Real Estate Held for Investment, at cost	15,054,295	15,054,295
Accumulated Depreciation and Amortization	(3,178,434)	(3,063,551)
Real Estate Held for Investment, Net	11,875,861	11,990,744
Total Assets	$12,539,527	$12,594,435

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$53,810	$21,359
Distributions Payable	170,103	170,102
Unearned Rent	29,915	0
Total Current Liabilities	253,828	191,461

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	251,447	258,843

Members' Equity (Deficit):
Managing Members	(13,615)	(10,319)
Limited Members – 10,000,000 Units authorized; 1,744,006 Units issued and outstanding as of 3/31/17 and 12/31/16	12,047,867	12,154,450
Total Members' Equity	12,034,252	12,144,131
Total Liabilities and Members' Equity	$12,539,527	$12,594,435

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2017	2016

Rental Income	$245,117	$246,957

Expenses:
LLC Administration – Affiliates	38,647	38,879
LLC Administration and Property Management – Unrelated Parties	33,687	25,011
Property Acquisition	0	55,172
Depreciation and Amortization	112,989	104,550
Total Expenses	185,323	223,612

Operating Income	59,794	23,345

Other Income:
Interest Income	430	947

Net Income	$60,224	$24,292

Net Income Allocated:
Managing Members	$1,807	$729
Limited Members	58,417	23,563
Total	$60,224	$24,292

Net Income per LLC Unit	$.03	$.01

Weighted Average Units Outstanding – Basic and Diluted	1,744,006	1,754,842

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2017	2016
Cash Flows from Operating Activities:
Net Income	$60,224	$24,292

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	107,487	103,980
(Increase) Decrease in Receivables	0	(8,709)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	32,451	64,074
Increase (Decrease) in Unearned Rent	29,915	33,781
Total Adjustments	169,853	193,126
Net Cash Provided By (Used For) Operating Activities	230,077	217,418

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,535,714)

Cash Flows from Financing Activities:
Distributions Paid to Members	(170,102)	(235,250)

Net Increase (Decrease) in Cash	59,975	(1,553,546)

Cash, beginning of period	603,691	2,331,283

Cash, end of period	$663,666	$777,737

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$4,799	$12,724,078	$12,728,877	1,754,841.5

Distributions Declared	(7,082)	(229,001)	(236,083)

Net Income	729	23,563	24,292

Balance, March 31, 2016	$(1,554)	$12,518,640	$12,517,086	1,754,841.5

Balance, December 31, 2016	$(10,319)	$12,154,450	$12,144,131	1,744,006.0

Distributions Declared	(5,103)	(165,000)	(170,103)

Net Income	1,807	58,417	60,224

Balance, March 31, 2017	$(13,615)	$12,047,867	$12,034,252	1,744,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017
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

(3)  Real Estate Investments –

On February 3, 2016, the Company purchased a Dollar Tree store in West Point, Mississippi for $1,535,714.  The Company allocated $232,977 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $283,495 to Acquired Below-Market Lease Intangibles.  The Company incurred $55,479 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a lease agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $107,500.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

The Company owns a 40% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of March 31, 2017, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

On March 31, 2017, the lease term expired for the Starbucks store in Bluffton, Indiana.  Effective April 1, 2017, the Company entered into a lease agreement with a primary term of six years with The Cellular Connection LLC, a cell phone retailer that was subleasing the property from Starbucks Corporation.  The tenant is scheduled to pay annual rent of $39,156 during the base lease term.  As part of the lease transaction, the Company will pay a tenant improvement allowance of $30,000 that will be capitalized and depreciated.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Members' Capital –

For the three months ended March 31, 2017 and 2016, the Company declared distributions of $170,103 and $236,083, respectively.  The Limited Members received distributions of $165,000 and $229,001 and the Managing Members received distributions of $5,103 and $7,082 for the periods, respectively.  The Limited Members' distributions represented $0.09 and $0.13 per LLC Unit outstanding using 1,744,006 and 1,754,842 weighted average Units in 2017 and 2016, respectively.  The distributions represented $0.03 and $0.01 per Unit of Net Income and $0.06 and $0.12 per Unit of return of contributed capital in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of March 31, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2017 and 2016, the Company recognized rental income of $245,117 and $246,957, respectively.  In 2017, rental income decreased due to rent that was not received from the tenant of the Sports Authority store, as discussed below.  This decrease was partially offset by additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2017, the Company expects to recognize rental income of approximately $944,000 in 2017.

For the three months ended March 31, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $38,647 and $38,879, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $33,687 and $25,011, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2016, as a result of expenses related to the Sports Authority store.

For the three months ended March 31, 2016, the Company incurred property acquisition expenses of $55,172 related to the purchase of the Dollar Tree store in West Point, Mississippi.

The Company owns a 40% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of March 31, 2017, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2017 and 2016, the Company recognized interest income of $430 and $947, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2017, the Company's cash balances increased $59,795 as a result of cash generated from operating activities in excess of distributions paid to the Members.  During the three months ended March 31, 2016, the Company's cash balances decreased $1,553,546 as a result of cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $217,418 in 2016 to $230,077 in 2017 as a result of a decrease in acquisition expenses in 2016, which were partially offset by a decrease in total rental and interest income in 2017, an increase in LLC administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $55,172 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2016, the Company expended $1,535,714 to invest in real properties as the Company reinvested cash generated from property sales completed in 2015.

On February 3, 2016, the Company purchased a Dollar Tree store in West Point, Mississippi for $1,535,714.  The property is leased to Dollar Tree Stores, Inc. under a lease agreement with a remaining primary term of 9.7 years and annual rent of $107,500.

On March 31, 2017, the lease term expired for the Starbucks store in Bluffton, Indiana.  Effective April 1, 2017, the Company entered into a lease agreement with a primary term of six years with The Cellular Connection LLC, a cell phone retailer that was subleasing the property from Starbucks Corporation.  The tenant is scheduled to pay annual rent of $39,156 during the base lease term.  As part of the lease transaction, the Company will pay a tenant improvement allowance of $30,000 that will be capitalized and depreciated.

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

For the three months ended March 31, 2017 and 2016, the Company declared distributions of $170,103 and $236,083, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $165,000 and $229,001 and the Managing Members received distributions of $5,103 and $7,082 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2017 and 2016, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 12, 2017	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)