Form 10-Q
period 2017-06-30
AEI Income & Growth Fund 26 LLC
filed 2017-08-11
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2017 and December 31, 2016	3

	Statements for the Periods ended June 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2017	2016
Current Assets:
Cash	$595,578	$603,691

Real Estate Investments:
Land	4,553,261	4,553,261
Buildings	9,849,009	9,849,009
Acquired Intangible Lease Assets	652,025	652,025
Real Estate Held for Investment, at cost	15,054,295	15,054,295
Accumulated Depreciation and Amortization	(3,293,317)	(3,063,551)
Real Estate Held for Investment, Net	11,760,978	11,990,744
Total Assets	$12,356,556	$12,594,435

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$35,395	$21,359
Distributions Payable	169,687	170,102
Unearned Rent	26,843	0
Total Current Liabilities	231,925	191,461

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	244,051	258,843

Members' Equity (Deficit):
Managing Members	(17,822)	(10,319)
Limited Members – 10,000,000 Units authorized; 1,738,006 and 1,744,006 Units issued and outstanding as of 6/30/17 and 12/31/16, respectively	11,898,402	12,154,450
Total Members' Equity	11,880,580	12,144,131
Total Liabilities and Members' Equity	$12,356,556	$12,594,435

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Rental Income	$232,937	$317,164	$478,054	$564,121

Expenses:
LLC Administration – Affiliates	35,802	40,481	74,449	79,360
LLC Administration and Property Management – Unrelated Parties	31,061	27,208	64,748	52,219
Property Acquisition	0	252	0	55,424
Depreciation and Amortization	112,989	112,989	225,978	217,539
Total Expenses	179,852	180,930	365,175	404,542

Operating Income	53,085	136,234	112,879	159,579

Other Income:
Interest Income	386	435	816	1,382

Net Income	$53,471	$136,669	$113,695	$160,961

Net Income Allocated:
Managing Members	$1,604	$4,100	$3,411	$4,829
Limited Members	51,867	132,569	110,284	156,132
Total	$53,471	$136,669	$113,695	$160,961

Net Income per LLC Unit	$.03	$.08	$.06	$.09

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,744,006	1,741,006	1,749,424

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$113,695	$160,961

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	214,974	211,467
(Increase) Decrease in Receivables	0	4,331
Increase (Decrease) in Payable to AEI Fund Management, Inc.	14,036	51,773
Increase (Decrease) in Unearned Rent	26,843	33,967
Total Adjustments	255,853	301,538
Net Cash Provided By (Used For) Operating Activities	369,548	462,499

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,535,714)

Cash Flows from Financing Activities:
Distributions Paid to Members	(340,205)	(471,333)
Repurchase of LLC Units	(37,456)	(77,729)
Net Cash Provided By (Used For) Financing Activities	(377,661)	(549,062)

Net Increase (Decrease) in Cash	(8,113)	(1,622,277)

Cash, beginning of period	603,691	2,331,283

Cash, end of period	$595,578	$709,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$4,799	$12,724,078	$12,728,877	1,754,841.5

Distributions Declared	(11,666)	(457,999)	(469,665)

Repurchase of LLC Units	(2,332)	(75,397)	(77,729)	(10,835.5)

Net Income	4,829	156,132	160,961

Balance, June 30, 2016	$(4,370)	$12,346,814	$12,342,444	1,744,006.0

Balance, December 31, 2016	$(10,319)	$12,154,450	$12,144,131	1,744,006.0

Distributions Declared	(9,790)	(330,000)	(339,790)

Repurchase of LLC Units	(1,124)	(36,332)	(37,456)	(6,000.0)

Net Income	3,411	110,284	113,695

Balance, June 30, 2017	$(17,822)	$11,898,402	$11,880,580	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017
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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

The Company owns a 40% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of June 30, 2017, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

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

(5)  Members' Capital –

For the six months ended June 30, 2017 and 2016, the Company declared distributions of $339,790 and $469,665, respectively.  The Limited Members received distributions of $330,000 and $457,999 and the Managing Members received distributions of $9,790 and $11,666 for the periods, respectively.  The Limited Members' distributions represented $0.19 and $0.26 per LLC Unit outstanding using 1,741,006 and 1,749,424 weighted average Units in 2017 and 2016, respectively.  The distributions represented $0.04 and $0.05 per Unit of Net Income and $0.15 and $0.21 per Unit of return of contributed capital in 2017 and 2016, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Members' Capital – (Continued)

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2015) of $20,202 and $121,212 in 2017 and 2016, respectively.  The Limited Members received distributions of $20,000 and $120,000 and the Managing Members received distributions of $202 and $1,212 for the periods, respectively.  The Limited Members' distributions represented $0.01 and $0.07 per Unit for the periods, respectively.

On April 1, 2017, the Company repurchased a total of 6,000.0 Units for $36,332 from three Limited Members in accordance with the Operating Agreement.  On April 1, 2016, the Company repurchased a total of 10,835.5 Units for $75,397 from six Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $1,124 and $2,332 in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of June 30, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2017 and 2016, the Company recognized rental income of $478,054 and $564,121, respectively.  In 2017, rental income decreased due to leasing a property to a new tenant at a lower annual rent and rent that was not received from the tenant of the Sports Authority store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of July 31, 2017, the Company expects to recognize rental income of approximately $944,000 in 2017.

For the six months ended June 30, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $74,449 and $79,360, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $64,748 and $52,219, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2016, the Company incurred property acquisition expenses of $55,424 related to the purchase of the Dollar Tree store in West Point, Mississippi.

The Company owns a 40% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of June 30, 2017, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners have listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

For the six months ended June 30, 2017 and 2016, the Company recognized interest income of $816 and $1,382, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2017, the Company's cash balances decreased $8,113 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2016, the Company's cash balances decreased $1,622,277 as a result of cash used to purchase property and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $462,499 in 2016 to $369,548 in 2017 as a result of a decrease in total rental and interest income in 2017, an increase in LLC administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $55,424 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2016, the Company expended $1,535,714 to invest in real properties as the Company reinvested cash generated from property sales completed in 2015.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2017 and 2016, the Company declared distributions of $339,790 and $469,665, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $330,000 and $457,999 and the Managing Members received distributions of $9,790 and $11,666 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2015) of $20,202 and $121,212 in 2017 and 2016, respectively.  The Limited Members received distributions of $20,000 and $120,000 and the Managing Members received distributions of $202 and $1,212 for the periods, respectively.  The Limited Members' distributions represented $0.01 and $0.07 per Unit for the periods, respectively.

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

On April 1, 2017, the Company repurchased a total of 6,000.0 Units for $36,332 from three Limited Members in accordance with the Operating Agreement.  On April 1, 2016, the Company repurchased a total of 10,835.5 Units for $75,397 from six Limited Members.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $1,124 and $2,332 in 2017 and 2016, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/17 to 4/30/17	6,000.0	$6.06	94,730.0(1)	(2)

5/1/17 to 5/31/17	--	--	--	--

6/1/17 to 6/30/17	--	--	--	--

(1)	The Company's repurchase plan is mandated by the Operating Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Operating Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2017	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)