Form 10-Q
period 2017-09-30
AEI Income & Growth Fund 26 LLC
filed 2017-11-13
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2017 and December 31, 2016	3

	Statements for the Periods ended September 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2017	2016
Current Assets:
Cash	$582,297	$603,691

Real Estate Investments:
Land	4,553,261	4,553,261
Buildings	9,879,009	9,849,009
Acquired Intangible Lease Assets	652,025	652,025
Real Estate Held for Investment, at cost	15,084,295	15,054,295
Accumulated Depreciation and Amortization	(3,408,200)	(3,063,551)
Real Estate Held for Investment, Net	11,676,095	11,990,744
Total Assets	$12,258,392	$12,594,435

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$53,497	$21,359
Distributions Payable	170,104	170,102
Unearned Rent	19,015	0
Total Current Liabilities	242,616	191,461

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	236,655	258,843

Members' Equity (Deficit):
Managing Members	(20,866)	(10,319)
Limited Members – 10,000,000 Units authorized; 1,738,006 and 1,744,006 Units issued and outstanding as of 9/30/17 and 12/31/16, respectively	11,799,987	12,154,450
Total Members' Equity	11,779,121	12,144,131
Total Liabilities and Members' Equity	$12,258,392	$12,594,435

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Rental Income	$233,129	$242,912	$711,183	$807,033

Expenses:
LLC Administration – Affiliates	35,339	36,493	109,788	115,853
LLC Administration and Property Management – Unrelated Parties	16,539	28,594	81,287	80,813
Property Acquisition	0	55	0	55,479
Depreciation and Amortization	112,989	112,989	338,967	330,528
Total Expenses	164,867	178,131	530,042	582,673

Operating Income	68,262	64,781	181,141	224,360

Other Income:
Interest Income	383	427	1,199	1,809

Net Income	$68,645	$65,208	$182,340	$226,169

Net Income Allocated:
Managing Members	$2,059	$1,956	$5,470	$6,785
Limited Members	66,586	63,252	176,870	219,384
Total	$68,645	$65,208	$182,340	$226,169

Net Income per LLC Unit	$.04	$.04	$.10	$.13

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,744,006	1,740,006	1,747,618

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$182,340	$226,169

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	322,461	318,954
(Increase) Decrease in Receivables	0	22,487
Increase (Decrease) in Payable to AEI Fund Management, Inc.	32,138	30,586
Increase (Decrease) in Unearned Rent	19,015	45,743
Total Adjustments	373,614	417,770
Net Cash Provided By (Used For) Operating Activities	555,954	643,939

Cash Flows from Investing Activities:
Investments in Real Estate	(30,000)	(1,535,714)

Cash Flows from Financing Activities:
Distributions Paid to Members	(509,892)	(704,915)
Repurchase of LLC Units	(37,456)	(77,729)
Net Cash Provided By (Used For) Financing Activities	(547,348)	(782,644)

Net Increase (Decrease) in Cash	(21,394)	(1,674,419)

Cash, beginning of period	603,691	2,331,283

Cash, end of period	$582,297	$656,864

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2015	$4,799	$12,724,078	$12,728,877	1,754,841.5

Distributions Declared	(16,768)	(622,999)	(639,767)

Repurchase of LLC Units	(2,332)	(75,397)	(77,729)	(10,835.5)

Net Income	6,785	219,384	226,169

Balance, September 30, 2016	$(7,516)	$12,245,066	$12,237,550	1,744,006.0

Balance, December 31, 2016	$(10,319)	$12,154,450	$12,144,131	1,744,006.0

Distributions Declared	(14,893)	(495,001)	(509,894)

Repurchase of LLC Units	(1,124)	(36,332)	(37,456)	(6,000.0)

Net Income	5,470	176,870	182,340

Balance, September 30, 2017	$(20,866)	$11,799,987	$11,779,121	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

The Company owns a 40% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2017, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  Biomat may terminate the lease within 90 days if it is unable to obtain governmental approvals and building permits.  The Company's 40% share of annual rent is $37,071 and is expected to commence on June 18, 2018.  Biomat has agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  The Company will be responsible for paying its 40% share of the remaining cost to replace the roof, which is expected to be approximately $113,000.  As part of the lease transaction, the Company will pay its 40% share of lease commissions to real estate brokers totaling $54,294 that will be capitalized and amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

On March 31, 2017, the lease term expired for the Starbucks store in Bluffton, Indiana.  Effective April 1, 2017, the Company entered into a lease agreement with a primary term of six years with The Cellular Connection LLC, a cell phone retailer that was subleasing the property from Starbucks Corporation.  The tenant is scheduled to pay annual rent of $39,156 during the base lease term.  As part of the lease transaction, the Company paid a tenant improvement allowance of $30,000 that was capitalized and will be depreciated.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Members' Capital –

For the nine months ended September 30, 2017 and 2016, the Company declared distributions of $509,894 and $639,767, respectively.  The Limited Members received distributions of $495,001 and $622,999 and the Managing Members received distributions of $14,893 and $16,768 for the periods, respectively.  The Limited Members' distributions represented $0.28 and $0.36 per LLC Unit outstanding using 1,740,006 and 1,747,618 weighted average Units in 2017 and 2016, respectively.  The distributions represented $0.08 and $0.09 per Unit of Net Income and $0.20 and $0.27 per Unit of return of contributed capital in 2017 and 2016, respectively.

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

(6)  Fair Value Measurements –

As of September 30, 2017 and December 31, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2017 and 2016, the Company recognized rental income of $711,183 and $807,033, respectively.  In 2017, rental income decreased due to leasing a property to a new tenant at a lower annual rent and rent that was not received from the tenant of the Sports Authority store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of October 31, 2017, the Company expects to recognize rental income of approximately $944,000 and $941,000 in 2017 and 2018, respectively.

For the nine months ended September 30, 2017 and 2016, the Company incurred LLC administration expenses from affiliated parties of $109,788 and $115,853, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $81,287 and $80,813, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2016, the Company incurred property acquisition expenses of $55,479 related to the purchase of the Dollar Tree store in West Point, Mississippi.

The Company owns a 40% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2017, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 19% of the total annual rent of the Company's property portfolio.  The loss of rent and increased expenses related to this property decreased the Company's cash flow.  Consequently, beginning with the third quarter of 2016, the Company reduced its regular quarterly cash distribution rate from $0.1313 per Unit to $0.0946 per Unit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  Biomat may terminate the lease within 90 days if it is unable to obtain governmental approvals and building permits.  The Company's 40% share of annual rent is $37,071 and is expected to commence on June 18, 2018.  Biomat has agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  The Company will be responsible for paying its 40% share of the remaining cost to replace the roof, which is expected to be approximately $113,000.  As part of the lease transaction, the Company will pay its 40% share of lease commissions to real estate brokers totaling $54,294 that will be capitalized and amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

For the nine months ended September 30, 2017 and 2016, the Company recognized interest income of $1,199 and $1,809, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2017, the Company's cash balances decreased $21,394 as a result of cash paid for a tenant improvement allowance, which was partially offset by cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.  During the nine months ended September 30, 2016, the Company's cash balances decreased $1,674,419 as a result of cash used to purchase property, and distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $643,939 in 2016 to $555,954 in 2017 as a result of a decrease in total rental and interest income in 2017, and a decrease in net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2017.  During 2016, cash from operations was reduced by $55,479 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Company's Operating Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2017 and 2016, the Partnership expended $30,000 and $1,535,714, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2015.

On February 3, 2016, the Company purchased a Dollar Tree store in West Point, Mississippi for $1,535,714.  The property is leased to Dollar Tree Stores, Inc. under a lease agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $107,500.

On March 31, 2017, the lease term expired for the Starbucks store in Bluffton, Indiana.  Effective April 1, 2017, the Company entered into a lease agreement with a primary term of six years with The Cellular Connection LLC, a cell phone retailer that was subleasing the property from Starbucks Corporation.  The tenant is scheduled to pay annual rent of $39,156 during the base lease term.  As part of the lease transaction, the Company paid a tenant improvement allowance of $30,000 that was capitalized and will be depreciated.

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

For the nine months ended September 30, 2017 and 2016, the Company declared distributions of $509,894 and $639,767, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $495,001 and $622,999 and the Managing Members received distributions of $14,893 and $16,768 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2017	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)