Form 10-Q
period 2018-03-31
AEI Income & Growth Fund 26 LLC
filed 2018-05-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2018 and December 31, 2017	3

	Statements for the Three Months ended March 31, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$530,408	$491,448

Real Estate Investments:
Land	4,553,261	4,553,261
Buildings	9,879,009	9,879,009
Acquired Intangible Lease Assets	706,318	706,318
Real Estate Held for Investment, at cost	15,138,588	15,138,588
Accumulated Depreciation and Amortization	(3,640,694)	(3,524,447)
Real Estate Held for Investment, Net	11,497,894	11,614,141
Total Assets	$12,028,302	$12,105,589

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$43,809	$50,552
Distributions Payable	170,104	170,104
Unearned Rent	46,878	0
Total Current Liabilities	260,791	220,656

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	221,863	229,259

Members' Equity (Deficit):
Managing Members	(27,870)	(24,569)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 3/31/2018 and 12/31/2017	11,573,518	11,680,243
Total Members' Equity	11,545,648	11,655,674
Total Liabilities and Members' Equity	$12,028,302	$12,105,589

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2018	2017

Rental Income	$235,262	$245,117

Expenses:
LLC Administration – Affiliates	35,694	38,647
LLC Administration and Property Management – Unrelated Parties	25,454	33,687
Depreciation and Amortization	114,353	112,989
Total Expenses	175,501	185,323

Operating Income	59,761	59,794

Other Income:
Interest Income	317	430

Net Income	$60,078	$60,224

Net Income Allocated:
Managing Members	$1,802	$1,807
Limited Members	58,276	58,417
Total	$60,078	$60,224

Net Income per LLC Unit	$.03	$.03

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,744,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2018	2017
Cash Flows from Operating Activities:
Net Income	$60,078	$60,224

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	108,851	107,487
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(6,743)	32,451
Increase (Decrease) in Unearned Rent	46,878	29,915
Total Adjustments	148,986	169,853
Net Cash Provided By (Used For) Operating Activities	209,064	230,077

Cash Flows from Financing Activities:
Distributions Paid to Members	(170,104)	(170,102)

Net Increase (Decrease) in Cash	38,960	59,975

Cash, beginning of period	491,448	603,691

Cash, end of period	$530,408	$663,666

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$(10,319)	$12,154,450	$12,144,131	1,744,006.0

Distributions Declared	(5,103)	(165,000)	(170,103)

Net Income	1,807	58,417	60,224

Balance, March 31, 2017	$(13,615)	$12,047,867	$12,034,252	1,744,006.0

Balance, December 31, 2017	$(24,569)	$11,680,243	$11,655,674	1,738,006.0

Distributions Declared	(5,103)	(165,001)	(170,104)

Net Income	1,802	58,276	60,078

Balance, March 31, 2018	$(27,870)	$11,573,518	$11,545,648	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
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

(3)  Recently Adopted Accounting Pronouncements –

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Recently Adopted Accounting Pronouncements – (Continued)

Management has concluded that all of the Company's material revenue streams fall outside of the scope of this guidance.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  During 2018, the Company selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management has concluded that the majority of total revenues consist of rental income from leasing arrangements, which are specifically excluded from the standard.  The Company analyzed its remaining revenue streams, inclusive of gains and losses on real estate sales, and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred.  During 2018, the Company has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on its financial statements.

(4)  Real Estate Investments –

The Company owns a 40% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of March 31, 2018, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On March 31, 2017, the lease term ended for the Starbucks store in Bluffton, Indiana.  Effective April 1, 2017, the Company entered into a lease agreement with a primary term of six years with The Cellular Connection LLC, a cell phone retailer that was subleasing the property from Starbucks Corporation.  The tenant is scheduled to pay annual rent of $39,156 during the base lease term.  As part of the lease transaction, the Company paid a tenant improvement allowance of $30,000 that was capitalized and will be depreciated.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members' Capital –

For the three months ended March 31, 2018 and 2017, the Company declared distributions of $170,104 and $170,103, respectively.  The Limited Members received distributions of $165,001 and $165,000 and the Managing Members received distributions of $5,103 and $5,103 for the periods, respectively.  The Limited Members' distributions represented $0.09 and $0.09 per LLC Unit outstanding using 1,738,006 and 1,744,006 weighted average Units in 2018 and 2017, respectively.  The distributions represented $0.03 per Unit of Net Income and $0.06 per Unit of return of contributed capital for both years.

(7)  Fair Value Measurements –

As of March 31, 2018 and December 31, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2018 and 2017, the Company recognized rental income of $235,262 and $245,117, respectively.  In 2018, rental income decreased due to leasing a property to a new tenant at a lower annual rent.  This decrease was partially offset by rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2018, the Company expects to recognize rental income of approximately $961,000 in 2018.

For the three months ended March 31, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $35,694 and $38,647, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,454 and $33,687, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Company owns a 40% interest in the Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of March 31, 2018, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

For the three months ended March 31, 2018 and 2017, the Company recognized interest income of $317 and $430, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2018 and 2017, the Company's cash balances increased $38,960 and $59,795, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $230,077 in 2017 to $209,064 in 2018 as a result of a decrease in total rental and interest income in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2018.

On March 31, 2017, the lease term ended for the Starbucks store in Bluffton, Indiana.  Effective April 1, 2017, the Company entered into a lease agreement with a primary term of six years with The Cellular Connection LLC, a cell phone retailer that was subleasing the property from Starbucks Corporation.  The tenant is scheduled to pay annual rent of $39,156 during the base lease term.  As part of the lease transaction, the Company paid a tenant improvement allowance of $30,000 that was capitalized and will be depreciated.

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

For the three months ended March 31, 2018 and 2017, the Company declared distributions of $170,104 and $170,103, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $165,001 and $165,000 and the Managing Members received distributions of $5,103 and $5,103 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2018 and 2017, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2018	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)