Form 10-Q
period 2018-09-30
AEI Income & Growth Fund 26 LLC
filed 2018-11-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Statements for the Periods ended September 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$467,507	$491,448

Real Estate Investments:
Land	4,553,261	4,553,261
Buildings	9,879,009	9,879,009
Acquired Intangible Lease Assets	706,318	706,318
Real Estate Held for Investment, at cost	15,138,588	15,138,588
Accumulated Depreciation and Amortization	(3,874,771)	(3,524,447)
Real Estate Held for Investment, Net	11,263,817	11,614,141
Total Assets	$11,731,324	$12,105,589

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$61,861	$50,552
Distributions Payable	169,271	170,104
Unearned Rent	9,660	0
Total Current Liabilities	240,792	220,656

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	207,071	229,259

Members' Equity (Deficit):
Managing Members	(34,927)	(24,569)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 9/30/2018 and 12/31/2017, respectively	11,318,388	11,680,243
Total Members' Equity	11,283,461	11,655,674
Total Liabilities and Members' Equity	$11,731,324	$12,105,589

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Rental Income	$244,851	$233,129	$716,838	$711,183

Expenses:
LLC Administration – Affiliates	37,538	35,339	105,319	109,788
LLC Administration and Property Management – Unrelated Parties	24,156	16,539	131,740	81,287
Depreciation and Amortization	115,710	112,989	344,642	338,967
Total Expenses	177,404	164,867	581,701	530,042

Operating Income	67,447	68,262	135,137	181,141

Other Income:
Interest Income	1,061	383	2,129	1,199

Net Income	$68,508	$68,645	$137,266	$182,340

Net Income Allocated:
Managing Members	$2,055	$2,059	$4,118	$5,470
Limited Members	66,453	66,586	133,148	176,870
Total	$68,508	$68,645	$137,266	$182,340

Net Income per LLC Unit	$.04	$.04	$.08	$.10

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,738,006	1,738,006	1,740,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$137,266	$182,340

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	328,136	322,461
Increase (Decrease) in Payable to AEI Fund Management, Inc.	11,309	32,138
Increase (Decrease) in Unearned Rent	9,660	19,015
Total Adjustments	349,105	373,614
Net Cash Provided By (Used For) Operating Activities	486,371	555,954

Cash Flows from Investing Activities:
Investments in Real Estate	0	(30,000)

Cash Flows from Financing Activities:
Distributions Paid to Members	(510,312)	(509,892)
Repurchase of LLC Units	0	(37,456)
Net Cash Provided By (Used For) Financing Activities	(510,312)	(547,348)

Net Increase (Decrease) in Cash	(23,941)	(21,394)

Cash, beginning of period	491,448	603,691

Cash, end of period	$467,507	$582,297

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2016	$(10,319)	$12,154,450	$12,144,131	1,744,006.0

Distributions Declared	(14,893)	(495,001)	(509,894)

Repurchase of LLC Units	(1,124)	(36,332)	(37,456)	(6,000.0)

Net Income	5,470	176,870	182,340

Balance, September 30, 2017	$(20,866)	$11,799,987	$11,779,121	1,738,006.0

Balance, December 31, 2017	$(24,569)	$11,680,243	$11,655,674	1,738,006.0

Distributions Declared	(14,476)	(495,003)	(509,479)

Net Income	4,118	133,148	137,266

Balance, September 30, 2018	$(34,927)	$11,318,388	$11,283,461	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Recently Issued Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of year-to-date quarterly changes in members' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

(5)  Real Estate Investments –

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2018, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company's 40% share of annual rent, which commenced on June 18, 2018, is $37,071.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $54,219 as a property expense for its 40% share of the remaining cost to replace the roof.  At December 31, 2017, the Company accrued its 40% share of lease commissions due to real estate brokers totaling $54,293 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Members' Equity –

For the nine months ended September 30, 2018 and 2017, the Company declared distributions of $509,479 and $509,894, respectively.  The Limited Members received distributions of $495,003 and $495,001 and the Managing Members received distributions of $14,476 and $14,893 for the periods, respectively.  The Limited Members' distributions represented $0.28 and $0.28 per LLC Unit outstanding using 1,738,006 and 1,740,006 weighted average Units in 2018 and 2017, respectively.  The distributions represented $0.08 per Unit of Net Income and $0.20 per Unit of return of contributed capital in both years.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2015) of $40,404 and $20,202 in 2018 and 2017, respectively.  The Limited Members received distributions of $40,000 and $20,000 and the Managing Members received distributions of $404 and $202 for the periods, respectively.  The Limited Members' distributions represented $0.02 and $0.01 per Unit for the periods, respectively.

During the first nine months of 2018, the Company did not repurchase any Units from the Limited Members.  On April 1, 2017, the Company repurchased a total of 6,000.0 Units for $36,332 from three Limited Members in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $1,124 in 2017.

(8)  Fair Value Measurements –

As of September 30, 2018 and December 31, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2018 and 2017, the Company recognized rental income of $716,838 and $711,183, respectively.  In 2018, rental income increased due to rent increases on two properties and rent received from a new tenant in the Wichita property.  These increases were partially offset by a decrease in rental income due to leasing a property to a new tenant at a lower annual rent.  Based on the scheduled rent for the properties as of October 31, 2018, the Company expects to recognize rental income of approximately $961,000 and $736,000 in 2018 and 2019, respectively.

For the nine months ended September 30, 2018 and 2017, the Company incurred LLC administration expenses from affiliated parties of $105,319 and $109,788, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $131,740 and $81,287, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2017, due to expenses related to the property in Wichita, Kansas.

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2018, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. ("Biomat") as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company's 40% share of annual rent, which commenced on June 18, 2018, is $37,071.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $54,219 as a property expense for its 40% share of the remaining cost to replace the roof.  At December 31, 2017, the Company accrued its 40% share of lease commissions due to real estate brokers totaling $54,293 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

For the nine months ended September 30, 2018 and 2017, the Company recognized interest income of $2,129 and $1,199, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2018, the Company's cash balances decreased $23,941 as a result of distributions paid to the Members in excess of cash generated from operating activities.  During the nine months ended September 30, 2017, the Company's cash balances decreased $21,394 as a result of cash paid for a tenant improvement allowance, which was partially offset by cash generated from operating activities in excess of distributions paid to the Members and cash used to repurchase Units.

Net cash provided by operating activities decreased from $555,954 in 2017 to $486,371 in 2018 as a result of an increase in LLC administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2018.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2017, the Company expended $30,000 to invest in real properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the nine months ended September 30, 2018 and 2017, the Company declared distributions of $509,479 and $509,894, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $495,003 and $495,001 and the Managing Members received distributions of $14,476 and $14,893 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2015) of $40,404 and $20,202 in 2018 and 2017, respectively.  The Limited Members received distributions of $40,000 and $20,000 and the Managing Members received distributions of $404 and $202 for the periods, respectively.  The Limited Members' distributions represented $0.02 and $0.01 per Unit for the periods, respectively.

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

During the first nine months of 2018, the Company did not repurchase any Units from the Limited Members.  On April 1, 2017, the Company repurchased a total of 6,000.0 Units for $36,332 from three Limited Members in accordance with the Operating Agreement.  The Company acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Members' ownership interest in the Company.  As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $1,124 in 2017.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2018	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)