Form 10-Q
period 2019-03-31
AEI Income & Growth Fund 26 LLC
filed 2019-05-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2019 and December 31, 2018	3

	Statements for the Three Months ended March 31, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$460,854	$460,280

Real Estate Investments:
Land	3,259,175	3,666,185
Buildings	8,492,728	8,697,341
Acquired Intangible Lease Assets	706,318	706,318
Real Estate Held for Investment, at cost	12,458,221	13,069,844
Accumulated Depreciation and Amortization	(3,660,945)	(3,560,175)
Real Estate Held for Investment, Net	8,797,276	9,509,669
Real Estate Held for Sale	805,570	805,570
Total Real Estate Investments	9,602,846	10,315,239
Total Assets	$10,063,700	$10,775,519

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$79,758	$45,278
Distributions Payable	94,432	170,104
Unearned Rent	3,089	0
Total Current Liabilities	177,279	215,382

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	192,279	199,675

Members' Equity (Deficit):
Managing Members	(53,755)	(45,998)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 3/31/2019 and 12/31/2018	9,747,897	10,406,460
Total Members' Equity	9,694,142	10,360,462
Total Liabilities and Members' Equity	$10,063,700	$10,775,519

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2019	2018

Rental Income	$206,430	$235,262

Expenses:
LLC Administration – Affiliates	37,216	35,694
LLC Administration and Property Management – Unrelated Parties	32,096	25,454
Depreciation and Amortization	98,876	114,353
Real Estate Impairment	611,623	0
Total Expenses	779,811	175,501

Operating Income (Loss)	(573,381)	59,761

Other Income:
Interest Income	1,493	317

Net Income (Loss)	$(571,888)	$60,078

Net Income (Loss) Allocated:
Managing Members	$(4,924)	$1,802
Limited Members	(566,964)	58,276
Total	$(571,888)	$60,078

Net Income (Loss) per LLC Unit	$(.33)	$.03

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(571,888)	$60,078

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	93,374	108,851
Real Estate Impairment	611,623	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	34,480	(6,743)
Increase (Decrease) in Unearned Rent	3,089	46,878
Total Adjustments	742,566	148,986
Net Cash Provided By (Used For) Operating Activities	170,678	209,064

Cash Flows from Financing Activities:
Distributions Paid to Members	(170,104)	(170,104)

Net Increase (Decrease) in Cash	574	38,960

Cash, beginning of period	460,280	491,448

Cash, end of period	$460,854	$530,408

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$(24,569)	$11,680,243	$11,655,674	1,738,006.0

Distributions Declared	(5,103)	(165,001)	(170,104)

Net Income	1,802	58,276	60,078

Balance, March 31, 2018	$(27,870)	$11,573,518	$11,545,648	1,738,006.0

Balance, December 31, 2018	$(45,998)	$10,406,460	$10,360,462	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Loss	(4,924)	(566,964)	(571,888)

Balance, March 31, 2019	$(53,755)	$9,747,897	$9,694,142	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019
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

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company's first presentation of year-to-date quarterly changes in members' equity is included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Company has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Company's financial statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments –

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of March 31, 2019, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

Based on its long-lived asset valuation analysis, the Company determined the Dick's Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,973 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,973 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In December 2018, the Company decided to sell the Applebee's restaurant in Crawfordsville, Indiana.  In January 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On April 8, 2019, the sale closed with the Company receiving net proceeds of approximately $1,242,000, which resulted in a net gain of approximately $436,400.  At the time of sale, the cost and related accumulated depreciation was $1,237,771 and $432,201, respectively.  At March 31, 2019 and December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $805,570.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members' Equity –

For the three months ended March 31, 2019 and 2018, the Company declared distributions of $94,432 and $170,104, respectively.  The Limited Members received distributions of $91,599 and $165,001 and the Managing Members received distributions of $2,833 and $5,103 for the periods, respectively.  The Limited Members' distributions represented $0.05 and $0.09 per LLC Unit outstanding using 1,738,006 and 1,738,006 weighted average Units in 2019 and 2018, respectively.  The distributions represented $0.00 and $0.03 per Unit of Net Income and $0.05 and $0.06 per Unit of return of contributed capital in 2019 and 2018, respectively.

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

At March 31, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements – (Continued)

The Dick's Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $2,423,973 at December 31, 2018, was written down to its estimated fair value of $1,593,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $830,973 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy.  At March 31, 2019, the property was written down to its estimated fair value of $972,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $611,623 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.

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

Results of Operations

For the three months ended March 31, 2019 and 2018, the Company recognized rental income of $206,430 and $235,262, respectively.  In 2019, rental income decreased due to the lease term ending for the Dick's Sporting Goods store, as discussed below.  This decrease was partially offset by rent increases on two properties and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties owned as of April 30, 2019, the Company expects to recognize rental income of approximately $661,000 in 2019.

For the three months ended March 31, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $37,216 and $35,694, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $32,096 and $25,454, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2019, when compared to 2018, due to expenses related to the Dick's Sporting Goods store.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of March 31, 2019, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

Based on its long-lived asset valuation analysis, the Company determined the Dick's Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,973 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,973 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

For the three months ended March 31, 2019 and 2018, the Company recognized interest income of $1,493 and $317, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2019 and 2018, the Company's cash balances increased $574 and $38,960, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $209,064 in 2018 to $170,678 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in LLC administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2019 and 2018, the Company did not complete any property acquisitions or property sales.

In December 2018, the Company decided to sell the Applebee's restaurant in Crawfordsville, Indiana.  In January 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On April 8, 2019, the sale closed with the Company receiving net proceeds of approximately $1,242,000, which resulted in a net gain of approximately $436,400.  At the time of sale, the cost and related accumulated depreciation was $1,237,771 and $432,201, respectively.  At March 31, 2019 and December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $805,570.

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

For the three months ended March 31, 2019 and 2018, the Company declared distributions of $94,432 and $170,104, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $91,599 and $165,001 and the Managing Members received distributions of $2,833 and $5,103 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the three months ended March 31, 2019 and 2018, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2019	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)