Form 10-Q
period 2019-06-30
AEI Income & Growth Fund 26 LLC
filed 2019-08-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ⌧ Yes    □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ⌧ Yes    □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

□ Large accelerated filer	□ Accelerated filer
□ Non-accelerated filer	⌧ Smaller reporting company
□ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     □ Yes    ⌧ No

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2019 and December 31, 2018	3

	Statements for the Periods ended June 30, 2019 and 2018:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$666,457	$460,280

Real Estate Investments:
Land	3,513,023	3,666,185
Buildings	8,812,341	8,697,341
Acquired Intangible Lease Assets	775,392	706,318
Real Estate Held for Investment, at cost	13,100,756	13,069,844
Accumulated Depreciation and Amortization	(3,759,112)	(3,560,175)
Real Estate Held for Investment, Net	9,341,644	9,509,669
Real Estate Held for Sale	0	805,570
Total Real Estate Investments	9,341,644	10,315,239
Total Assets	$10,008,101	$10,775,519

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$56,593	$45,278
Distributions Payable	94,575	170,104
Total Current Liabilities	151,168	215,382

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	184,883	199,675

Members’ Equity (Deficit):
Managing Members	(66,788)	(45,998)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 6/30/2019 and 12/31/2018	9,738,838	10,406,460
Total Members’ Equity	9,672,050	10,360,462
Total Liabilities and Members’ Equity	$10,008,101	$10,775,519

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Rental Income	$169,032	$236,725	$375,462	$471,987

Expenses:
LLC Administration – Affiliates	35,659	32,087	72,875	67,781
LLC Administration and Property Management – Unrelated Parties	38,971	82,130	71,067	107,584
Depreciation and Amortization	96,273	114,579	195,149	228,932
Real Estate Impairment	367,315	0	978,938	0
Total Expenses	538,218	228,796	1,318,029	404,297

Operating Income (Loss)	(369,186)	7,929	(942,567)	67,690

Other Income:
Gain on Sale of Real Estate	436,887	0	436,887	0
Interest Income	4,782	751	6,275	1,068
Total Other Income	441,669	751	443,162	1,068

Net Income (Loss)	$72,483	$8,680	$(499,405)	$68,758

Net Income (Loss) Allocated:
Managing Members	$(10,058)	$261	$(14,982)	$2,063
Limited Members	82,541	8,419	(484,423)	66,695
Total	$72,483	$8,680	$(499,405)	$68,758

Net Income (Loss) per LLC Unit	$.05	$.00	$(.28)	$.04

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,738,006	1,738,006	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(499,405)	$68,758

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	184,145	217,928
Real Estate Impairment	978,938	0
Gain on Sale of Real Estate	(436,887)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	11,315	45,318
Increase (Decrease) in Unearned Rent	0	50,162
Total Adjustments	737,511	313,408
Net Cash Provided By (Used For) Operating Activities	238,106	382,166

Cash Flows from Investing Activities:
Investments in Real Estate	(1,009,850)	0
Proceeds from Sale of Real Estate	1,242,457	0
Net Cash Provided By (Used For) Investing Activities	232,607	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(264,536)	(340,208)

Net Increase (Decrease) in Cash	206,177	41,958

Cash, beginning of period	460,280	491,448

Cash, end of period	$666,457	$533,406

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$(24,569)	$11,680,243	$11,655,674	1,738,006.0

Distributions Declared	(5,103)	(165,001)	(170,104)

Net Income	1,802	58,276	60,078

Balance, March 31, 2018	(27,870)	11,573,518	11,545,648	1,738,006.0

Distributions Declared	(5,103)	(165,001)	(170,104)

Net Income	261	8,419	8,680

Balance, June 30, 2018	$(32,712)	$11,416,936	$11,384,224	1,738,006.0

Balance, December 31, 2018	$(45,998)	$10,406,460	$10,360,462	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Loss	(4,924)	(566,964)	(571,888)

Balance, March 31, 2019	(53,755)	9,747,897	9,694,142	1,738,006.0

Distributions Declared	(2,975)	(91,600)	(94,575)

Net Income (Loss)	(10,058)	82,541	72,483

Balance, June 30, 2019	$(66,788)	$9,738,838	$9,672,050	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of members' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of members' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed.  The Company’s first presentation of year-to-date quarterly changes in members' equity was included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Company has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Company’s financial statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments –

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of June 30, 2019, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. (“Biomat”) as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company’s 40% share of annual rent, which commenced on June 18, 2018, is $37,071.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $54,219 as a property expense for its 40% share of the remaining cost to replace the roof.  At December 31, 2017, the Company accrued its 40% share of lease commissions due to real estate brokers totaling $54,293 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

The Company owns a 27% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 27% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 24% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $0.0949 per Unit to $0.0527 per Unit.

Based on its long-lived asset valuation analysis, the Company determined the Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,973 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,973 and the estimated fair value of $-----1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In December 2018, the Company decided to sell the Applebee’s restaurant in Crawfordsville, Indiana.  In January 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On April 8, 2019, the sale closed with the Company receiving net proceeds of $1,242,457, which resulted in a net gain of $436,887.  At the time of sale, the cost and related accumulated depreciation was $1,237,771 and $432,201, respectively.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $805,570.

On June 6, 2019, the Company purchased an additional 16% joint-venture interest in the Best Buy store in Eau Claire, Wisconsin for $1,009,850 from AEI Income & Growth Fund 23 LLC (“Fund 23”), an affiliate of the Company.  The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The property interest became available because Fund 23 is in the process of liquidating its property portfolio.  The Company now owns a 46% interest in the Best Buy property.  The Company allocated $69,074 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles.  The annual rent for the additional 16% interest that was purchased is $83,627.

The Company owns a 55% interest in an Advance Auto Parts store in Middletown, Ohio.  The remaining interest in the property is owned by an affiliate of the Company.  On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 55% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for sale or lease with a real estate broker in the Middletown area.  The annual rent from this property represented approximately 11% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow.  However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired.  As a result, in the second quarter of 2019, a charge to operations for real estate impairment of $367,315 was recognized, which was the difference between the carrying value at June 30, 2019 of $546,065 and the estimated fair value of $178,750.  The charge was recorded against the cost of the land and building.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the six months ended June 30, 2019 and 2018, the Company declared distributions of $189,007 and $340,208, respectively.  The Limited Members received distributions of $183,199 and $330,002 and the Managing Members received distributions of $5,808 and $10,206 for the periods, respectively.  The Limited Members' distributions represented $0.11 and $0.19 per LLC Unit outstanding using 1,738,006 weighted average Units in both years.  The distributions represented $0.00 and $0.04 per Unit of Net Income and $0.11 and $0.15 per Unit of return of contributed capital in 2019 and 2018, respectively.

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

At June 30, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $2,423,973 at December 31, 2018, was written down to its estimated fair value of $1,593,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $830,973 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy.  At March 31, 2019, the property was written down to its estimated fair value of $972,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $611,623 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.

The Advance Auto store in Middletown, Ohio with a carrying amount of $546,065 at June 30, 2019, was written down to its estimated fair value of $178,750 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $367,315 was included in earnings for the second quarter of 2019.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

Results of Operations

For the six months ended June 30, 2019 and 2018, the Company recognized rental income of $375,462 and $471,987, respectively.  In 2019, rental income decreased due to the sale of one property in 2019 and the lease term ending for the Dick’s Sporting Goods store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2019, rent increases on two properties and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties owned as of July 31, 2019, the Company expects to recognize rental income of approximately $709,000 in 2019.

For the six months ended June 30, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $72,875 and $67,781, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $71,067 and $107,584, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2019, due to expenses related to the property in Wichita, Kansas.

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of June 30, 2019, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. (“Biomat”) as a replacement tenant for 28% of the square footage of the property.  The tenant will operate a Biomat USA Plasma Center in the space.  The Company’s 40% share of annual rent, which commenced on June 18, 2018, is $37,071.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $54,219 as a property expense for its 40% share of the remaining cost to replace the roof.  At December 31, 2017, the Company accrued its 40% share of lease commissions due to real estate brokers totaling $54,293 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.  The Company is continuing to pursue additional tenants for the remaining space.

The Company owns a 27% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property are owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 27% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 24% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $0.0949 per Unit to $0.0527 per Unit.

Based on its long-lived asset valuation analysis, the Company determined the Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,973 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,973 and the estimated fair value of $1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

The Company owns a 55% interest in an Advance Auto Parts store in Middletown, Ohio.  The remaining interest in the property is owned by an affiliate of the Company.  On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property is vacant, the Company is responsible for its 55% share of real estate taxes and other costs associated with maintaining the property.  The owners have listed the property for sale or lease with a real estate broker in the Middletown area.  The annual rent from this property represented approximately 11% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow.  However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired.  As a result, in the second quarter of 2019, a charge to operations for real estate impairment of $367,315 was recognized, which was the difference between the carrying value at June 30, 2019 of $546,065 and the estimated fair value of $178,750.  The charge was recorded against the cost of the land and building.

For the six months ended June 30, 2019 and 2018, the Company recognized interest income of $6,275 and $1,068, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2019, the Company's cash balances increased $206,177 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.  During the six months ended June 30, 2018, the Company's cash balances increased $41,958 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $382,166 in 2018 to $238,106 in 2019 as a result of a decrease in total rental and interest income in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2019.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2019, the Company generated cash flow from the sale of real estate of $1,242,457. During the same period, the Company expended $1,009,850 to invest in real properties as the Company reinvested cash generated from property sales.

In December 2018, the Company decided to sell the Applebee’s restaurant in Crawfordsville, Indiana.  In January 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On April 8, 2019, the sale closed with the Company receiving net proceeds of $1,242,457, which resulted in a net gain of $436,887.  At the time of sale, the cost and related accumulated depreciation was $1,237,771 and $432,201, respectively.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $805,570.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On June 6, 2019, the Company purchased an additional 16% joint-venture interest in the Best Buy store in Eau Claire, Wisconsin for $1,009,850 from AEI Income & Growth Fund 23 LLC (“Fund 23”), an affiliate of the Company.  The purchase price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The property interest became available because Fund 23 is in the process of liquidating its property portfolio.  The Company now owns a 46% interest in the Best Buy property.  The Company allocated $69,074 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles.  The annual rent for the additional 16% interest that was purchased is $83,627.

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

For the six months ended June 30, 2019 and 2018, the Company declared distributions of $189,007 and $340,208, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $183,199 and $330,002 and the Managing Members received distributions of $5,808 and $10,206 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the six months ended June 30, 2019 and 2018, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 13, 2019	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)