Form 10-Q
period 2019-09-30
AEI Income & Growth Fund 26 LLC
filed 2019-11-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Statements for the Periods ended September 30, 2019 and 2018:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$671,470	$460,280
Receivables	3,037	0
Total Current Assets	674,507	460,280

Real Estate Investments:
Land	3,311,673	3,666,185
Buildings	8,714,701	8,697,341
Acquired Intangible Lease Assets	808,152	706,318
Real Estate Held for Investment, at cost	12,834,526	13,069,844
Accumulated Depreciation and Amortization	(3,861,072)	(3,560,175)
Real Estate Held for Investment, Net	8,973,454	9,509,669
Real Estate Held for Sale	0	805,570
Total Real Estate Investments	8,973,454	10,315,239
Total Assets	$9,647,961	$10,775,519

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$90,381	$45,278
Distributions Payable	94,290	170,104
Total Current Liabilities	184,671	215,382

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	177,487	199,675

Members’ Equity (Deficit):
Managing Members	(78,238)	(45,998)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 9/30/2019 and 12/31/2018	9,364,041	10,406,460
Total Members’ Equity	9,285,803	10,360,462
Total Liabilities and Members’ Equity	$9,647,961	$10,775,519
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Rental Income	$177,621	$244,851	$553,083	$716,838

Expenses:
LLC Administration – Affiliates	38,163	37,538	111,038	105,319
LLC Administration and Property Management – Unrelated Parties	34,787	24,156	105,854	131,740
Depreciation and Amortization	100,066	115,710	295,215	344,642
Real Estate Impairment	298,990	0	1,277,928	0
Total Expenses	472,006	177,404	1,790,035	581,701

Operating Income (Loss)	(294,385)	67,447	(1,236,952)	135,137

Other Income:
Gain on Sale of Real Estate	0	0	436,887	0
Interest Income	2,428	1,061	8,703	2,129
Total Other Income	2,428	1,061	445,590	2,129

Net Income (Loss)	$(291,957)	$68,508	$(791,362)	$137,266

Net Income (Loss) Allocated:
Managing Members	$(8,759)	$2,055	$(23,741)	$4,118
Limited Members	(283,198)	66,453	(767,621)	133,148
Total	$(291,957)	$68,508	$(791,362)	$137,266

Net Income (Loss) per LLC Unit	$(.16)	$.04	$(.44)	$.08

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,738,006	1,738,006	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(791,362)	$137,266

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	278,709	328,136
Real Estate Impairment	1,277,928	0
Gain on Sale of Real Estate	(436,887)	0
(Increase) Decrease in Receivables	(3,037)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	45,103	11,309
Increase (Decrease) in Unearned Rent	0	9,660
Total Adjustments	1,161,816	349,105
Net Cash Provided By (Used For) Operating Activities	370,454	486,371

Cash Flows from Investing Activities:
Investments in Real Estate	(1,042,610)	0
Proceeds from Sale of Real Estate	1,242,457	0
Net Cash Provided By (Used For) Investing Activities	199,847	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(359,111)	(510,312)

Net Increase (Decrease) in Cash	211,190	(23,941)

Cash, beginning of period	460,280	491,448

Cash, end of period	$671,470	$467,507

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

-**	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$(24,569)	$11,680,243	$11,655,674	1,738,006.0

Distributions Declared	(5,103)	(165,001)	(170,104)

Net Income	1,802	58,276	60,078

Balance, March 31, 2018	(27,870)	11,573,518	11,545,648	1,738,006.0

Distributions Declared	(5,103)	(165,001)	(170,104)

Net Income	261	8,419	8,680

Balance, June 30, 2018	(32,712)	11,416,936	11,384,224	1,738,006.0

Distributions Declared	(4,270)	(165,001)	(169,271)

Net Income	2,055	66,453	68,508

Balance, September 30, 2018	$(34,927)	$11,318,388	$11,283,461	1,738,006.0

Balance, December 31, 2018	$(45,998)	$10,406,460	$10,360,462	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Loss	(4,924)	(566,964)	(571,888)

Balance, March 31, 2019	(53,755)	9,747,897	9,694,142	1,738,006.0

Distributions Declared	(2,975)	(91,600)	(94,575)

Net Income (Loss)	(10,058)	82,541	72,483

Balance, June 30, 2019	(66,788)	9,738,838	9,672,050	1,738,006.0

Distributions Declared	(2,691)	(91,599)	(94,290)

Net Loss	(8,759)	(283,198)	(291,957)

Balance, September 30, 2019	$(78,238)	$9,364,041	$9,285,803	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments –

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2019, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property.  The tenant will operate an indoor sports entertainment center in the space.  The Company’s 40% share of annual rent, which will commence the earlier of February 23, 2020 or the date the tenant opens for business, is $78,000.  As part of the agreement, the Partnership will pay a tenant improvement allowance of $64,000, in two installments, when certain conditions are met by the tenant.  In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,973 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,973 and the estimated fair value of $-----1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 27% interest in the former Dick’s Sporting Goods store.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $661,500.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $298,990 to decrease the carrying value to the estimated fair value of $661,500.  The charges were recorded against the cost of the land and building.

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

(6)  Members’ Equity –

For the nine months ended September 30, 2019 and 2018, the Company declared distributions of $283,297 and $509,479, respectively.  The Limited Members received distributions of $274,798 and $495,003 and the Managing Members received distributions of $8,499 and $14,476 for the periods, respectively.  The Limited Members' distributions represented $0.16 and $0.28 per LLC Unit outstanding using 1,738,006 weighted average Units in both years.  The distributions represented $0.00 and $0.08 per Unit of Net Income and $0.16 and $0.20 per Unit of return of contributed capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2015) of $40,404 in 2018.  The Limited Members received distributions of $40,000 and the Managing Members received distributions of $404.  The Limited Members’ distributions represented $0.02 per Unit.

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

At September 30, 2019 and December 31, 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $2,423,973 at December 31, 2018, was written down to its estimated fair value of $1,593,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $830,973 was included in earnings for the fourth quarter of 2018.  The fair value of the property was based upon estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  These estimates are considered Level 3 inputs in the valuation hierarchy.  At March 31, 2019, the property was written down to its estimated fair value of $972,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $611,623 was included in earnings for the first quarter of 2019.  The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser.  The appraisal is considered a Level 3 input in the valuation hierarchy.  At September 30, 2019, the property was written down to its estimated fair value of $661,500 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $298,990 was included in earnings for the third quarter of 2019.  The fair value of the property was based upon a signed purchase agreement, which is considered a Level 3 input in the valuation hierarchy.

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

Results of Operations

For the nine months ended September 30, 2019 and 2018, the Company recognized rental income of $553,083 and $716,838, respectively.  In 2019, rental income decreased due to the sale of one property in 2019 and the lease terms ending for the Dick’s Sporting Goods store and the Advance Auto store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2019, a rent increase on one property and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties owned as of October 31, 2019, the Company expects to recognize rental income of approximately $722,000 and $729,000 in 2019 and 2020, respectively.

For the nine months ended September 30, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $111,038 and $105,319, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $105,854 and $131,740, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2019, due to expenses related to the property in Wichita, Kansas.

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of September 30, 2019, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property is vacant, the Company is responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property.  The tenant will operate an indoor sports entertainment center in the space.  The Company’s 40% share of annual rent, which will commence the earlier of February 23, 2020 or the date the tenant opens for business, is $78,000.  As part of the agreement, the Partnership will pay a tenant improvement allowance of $64,000, in two installments, when certain conditions are met by the tenant.  In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.

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

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired.  As a result, in the fourth quarter of 2018, a charge to operations for real estate impairment of $830,973 was recognized, which was the difference between the carrying value at December 31, 2018 of $2,423,973 and the estimated fair value of $-----1,593,000.  Based on its long-lived asset valuation analysis, in the first quarter of 2019, the Company recognized an additional real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000.  The charges were recorded against the cost of the land and building.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 27% interest in the former Dick’s Sporting Goods store.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net proceeds of approximately $661,500.  If the sale is not completed, the Company will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $298,990 to decrease the carrying value to the estimated fair value of $661,500.  The charges were recorded against the cost of the land and building.

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

For the nine months ended September 30, 2019 and 2018, the Company recognized interest income of $8,703 and $2,129, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2019, the Company's cash balances increased $211,190 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property.  During the nine months ended September 30, 2018, the Company's cash balances decreased $23,941 as a result of distributions paid to the Members in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $486,371 in 2018 to $370,454 in 2019 as a result of a decrease in total rental and interest income in 2019, which was partially offset by a decrease in LLC administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2019, the Company generated cash flow from the sale of real estate of $1,242,457. During the same period, the Company expended $1,042,610 to invest in real properties as the Company reinvested cash generated from property sales.

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

For the nine months ended September 30, 2019 and 2018, the Company declared distributions of $283,297 and $509,479, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $274,798 and $495,003 and the Managing Members received distributions of $8,499 and $14,476 for the periods, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2015) of $40,404 in 2018.  The Limited Members received distributions of $40,000 and the Managing Members received distributions of $404.  The Limited Members’ distributions represented $0.02 per Unit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During the nine months ended September 30, 2019 and 2018, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2019	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)