Form 10-K
period 2019-12-31
AEI Income & Growth Fund 26 LLC
filed 2020-03-30
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2019

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
Limited Liability Company Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     □ Yes    ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     □ Yes    ⌧ No

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
□ Yes    ⌧ No

As of June 30, 2019, there were 1,738,006.0 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,380,060.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund 26 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on March 14, 2005.  The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”), as the Managing Member, Robert P. Johnson, the Chief Executive Officer and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members.  The Company offered for sale up to $100,000,000 of limited membership interests (the "Units") (10,000,000 Units at $10 per Unit) pursuant to a registration statement effective October 20, 2005.  The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted.  The offering terminated October 19, 2007 when the extended offering period ended.  The Company received subscriptions for 1,832,736 LLC Units.  Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $18,327,360 and $1,000, respectively.

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

Property Activity During the Last Three Years

As of December 31, 2016, the Company owned interests in nine properties with a total cost of $14,770,800.  During 2019, the Company sold two property interests and received net sale proceeds of $1,905,734, which resulted in a net gain of $438,664.  During 2019, the Company expended $1,042,610 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2019, the Company owned interests in seven properties with a total cost of $11,166,014.

Major Tenants

During 2019, four tenants each contributed more than ten percent of the Company's total rental income.  The major tenants in aggregate contributed 75% of total rental income in 2019.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2020.  Any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2019.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment		Annual Rent Per Sq. Ft.

Multi-tenant property Wichita, KS (40%) Biomat USA Plasma Center (1) BigTime Fun Center (2)	4/3/06 to 6/30/06	$2,317,806	Biomat USA, Inc. BigTime Fun Center, LLC		$$	37,071 78,000	$$	6.35 6.50

Advance Auto Parts Store Middletown, OH (55%)	6/1/06	$1,022,289		None (3)

Cellular Connection Bluffton, IN	8/10/07	$1,180,116		The Cellular Connection LLC		$39,156		$21.67

Best Buy Store Eau Claire, WI (46%)	1/31/08	$3,031,012		Best Buy Stores, L.P.		$240,427		$11.03

Fresenius Medical Center Chicago, IL (54%)	12/30/14	$1,292,220	(4)	Fresenius Medical Care Chatham, LLC		$98,691		$24.37

Zales Store Enid, OK	3/17/15	$1,600,000	(4)	Zale Delaware, Inc.		$116,160		$24.23

Dollar Tree West Point, MS	2/3/16	$1,535,714	(4)	Dollar Tree Stores, Inc.		$107,500		$10.77

(1)  The lease for this tenant covers 28% of the square footage of the building.
(2)  The lease for this tenant covers 57% of the square footage of the building with rent commencing on
       February 23, 2020.
(3)  This property is vacant and listed for lease.
(4)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  property in Wichita, Kansas (AEI Income & Growth Fund 25 LLC); Advance Auto Parts store (AEI Income & Growth Fund 24 LLC); Best Buy store (AEI Income & Growth Fund XXI Limited Partnership); and Fresenius Medical Center (AEI Income & Growth Fund 27 LLC).

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

ITEM 2.  PROPERTIES.  (Continued)

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

For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased during 2009 through 2017.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased during 2009 through 2017, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2019, all properties listed above were 100% occupied.  The only exceptions is the Advance Auto Parts store that became vacant in August 2019 and the multi-tenant property in Wichita Kansas that is 85% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2019, there were 451 holders of record of the registrant's LLC Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $11,332 and $19,579 were made to the Managing Members and $366,398 and $660,004 were made to the Limited Members for 2019 and 2018, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Members’ distributions discussed above, the Company distributed net sale proceeds of $40,000 in 2018.

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

Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2019, the Company did not purchase any Units.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority (“FINRA”) implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2019, the estimated value of the Company’s Units was $5.92 per Unit.  The Managing Member is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding.  The Company's cash, receivables and liabilities were valued at face value.  Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2019 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Properties	$9,909,000	$11,026,000
Cash	671,000	468,000
Current liabilities	(181,000)	(241,000)
Value attributable to the interest of the Managing Members	(104,000)	(112,000)
Value attributable to the interest of the Limited Members	$10,295,000	$11,141,000
LLC Units outstanding	1,738,006	1,738,006

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

Factors Which May Influence Results of Operations

The Company is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value.  However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.  The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

For the years ended December 31, 2019 and 2018, the Company recognized rental income of $722,519 and $961,688, respectively.  In 2019, rental income decreased due to the sale of one property in 2019 and the lease terms ending for the Dick’s Sporting Goods store and the Advance Auto store, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2019, rent increases on two properties and rent received from a new tenant in the Wichita property.  Based on the scheduled rent for the properties owned as of February 29, 2020, the Company expects to recognize rental income of approximately $729,000 in 2020.

For the years ended December 31, 2019 and 2018, the Company incurred LLC administration expenses from affiliated parties of $145,508 and $138,370, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members.  During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $127,622 and $151,049, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2019, due to expenses related to the property in Wichita, Kansas.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of December 31, 2019, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. (“Biomat”) as a replacement tenant for 28% of the square footage of the property.  The tenant operates a Biomat USA Plasma Center in the space.  The Company’s 40% share of annual rent, which commenced on June 18, 2018, is $37,071.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $54,219 as a property expense for its 40% share of the remaining cost to replace the roof.  At December 31, 2017, the Company accrued its 40% share of lease commissions due to real estate brokers totaling $54,293 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property.  The tenant will operate an indoor sports entertainment center in the space.  The Company’s 40% share of annual rent, which commenced on February 23, 2020, is $78,000.  As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant.  In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.

The Company owned a 27% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property were owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property was vacant, the Company was responsible for its 27% share of real estate taxes and other costs associated with maintaining the property.  The owners listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 24% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $0.0949 per Unit to $0.0527 per Unit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 27% interest in the former Dick’s Sporting Goods store.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $298,990 to decrease the carrying value to the estimated fair value of $661,500.  The charges were recorded against the cost of the land and building.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On December 27, 2019, the sale closed with the Company receiving net proceeds of $663,277, which resulted in a net gain of $1,777.  At the time of sale, the cost and related accumulated depreciation was $1,385,017 and $723,517, respectively.

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

For the years ended December 31, 2019 and 2018, the Company recognized interest income of $10,486 and $3,428, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the year ended December 31, 2019, the Company's cash balances increased $870,840 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property.  During the year ended December 31, 2018, the Company's cash balances decreased $31,168 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $648,415 in 2018 to $461,117 in 2019 as a result of a decrease in total rental and interest income in 2019, which was partially offset by a decrease in LLC administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2019, the Company generated cash flow from the sale of real estate of $1,905,734. During the same period, the Company expended $1,042,610 to invest in real properties as the Company reinvested cash generated from property sales.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2019 and 2018, the Company declared distributions of $377,730 and $679,583, respectively.  Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members.  The Limited Members received distributions of $366,398 and $660,004 and the Managing Members received distributions of $11,332 and $19,579 for the years, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2015) of $40,404 in 2018.  The Limited Members received distributions of $40,000 and the Managing Members received distributions of $404.  The Limited Members’ distributions represented $0.02 per Unit.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During 2019 and 2018, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 26 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2019 and 2018	18

Statements for the Years Ended December 31, 2019 and 2018:

Operations	19

Cash Flows	20

Changes in Members’ Equity (Deficit)	21

Notes to Financial Statements	22 – 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) as of December 31, 2019 and 2018, and the related statements of operations, changes in members' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Company’s auditor since 2005

Minneapolis, Minnesota
March 30, 2020

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2019	2018

Current Assets:
Cash	$1,331,120	$460,280

Real Estate Investments:
Land	2,866,197	3,666,185
Buildings	7,775,160	8,697,341
Acquired Intangible Lease Assets	808,152	706,318
Real Estate Held for Investment, at cost	11,449,509	13,069,844
Accumulated Depreciation and Amortization	(3,233,760)	(3,560,175)
Real Estate Held for Investment, Net	8,215,749	9,509,669
Real Estate Held for Sale	0	805,570
Total Real Estate Investments	8,215,749	10,315,239
Total Assets	$9,546,869	$10,775,519

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$68,108	$45,278
Distributions Payable	94,433	170,104
Unearned Rent	420	0
Total Current Liabilities	162,961	215,382

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	170,091	199,675

Members’ Equity (Deficit):
Managing Members	(80,397)	(45,998)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of December 31, 2019 and 2018	9,294,214	10,406,460
Total Members’ Equity	9,213,817	10,360,462
Total Liabilities and Members’ Equity	$9,546,869	$10,775,519

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2019	2018

Rental Income	$722,519	$961,688

Expenses:
LLC Administration – Affiliates	145,508	138,370
LLC Administration and Property Management – Unrelated Parties	127,622	151,049
Depreciation and Amortization	389,526	460,353
Real Estate Impairment	1,277,928	830,973
Total Expenses	1,940,584	1,580,745

Operating Income (Loss)	(1,218,065)	(619,057)

Other Income:
Gain on Sale of Real Estate	438,664	0
Interest Income	10,486	3,428
Total Other Income	449,150	3,428

Net Income (Loss)	$(768,915)	$(615,629)

Net Income (Loss) Allocated:
Managing Members	$(23,067)	$(1,850)
Limited Members	(745,848)	(613,779)
Total	$(768,915)	$(615,629)

Net Income (Loss) per LLC Unit	$(.43)	$(.35)

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(768,915)	$(615,629)

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	367,518	438,345
Real Estate Impairment	1,277,928	830,973
Gain on Sale of Real Estate	(438,664)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	22,830	(5,274)
Increase in Unearned Rent	420	0
Total Adjustments	1,230,032	1,264,044
Net Cash Provided By (Used For) Operating Activities	461,117	648,415

Cash Flows from Investing Activities:
Investments in Real Estate	(1,042,610)	0
Proceeds from Sale of Real Estate	1,905,734	0
Net Cash Provided By (Used For) Investing Activities	863,124	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(453,401)	(679,583)

Net Increase (Decrease) in Cash	870,840	(31,168)

Cash, beginning of year	460,280	491,448

Cash, end of year	$1,331,120	$460,280

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2017	$(24,569)	$11,680,243	$11,655,674	1,738,006.0

Distributions Declared	(19,579)	(660,004)	(679,583)

Net Income (Loss)	(1,850)	(613,779)	(615,629)

Balance, December 31, 2018	(45,998)	10,406,460	10,360,462	1,738,006.0

Distributions Declared	(11,332)	(366,398)	(377,730)

Net Income (Loss)	(23,067)	(745,848)	(768,915)

Balance, December 31, 2019	$(80,397)	$9,294,214	$9,213,817	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(1)  Organization –

AEI Income & Growth Fund 26 LLC (“Company”), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants.  The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member.  Robert P. Johnson, the Chief Executive Officer and sole director of AFM, serves as the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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
DECEMBER 31, 2019 AND 2018

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates, and the difference could be material.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales.  A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure.  The Company is no longer subject to U.S. federal income tax examinations for tax years before 2016, and with few exceptions, is no longer subject to state tax examinations for tax years before 2016.

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
DECEMBER 31, 2019 AND 2018

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
DECEMBER 31, 2019 AND 2018

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

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2019 and 2018.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

At December 31, 2019 and 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019 and 2018.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented.  Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2019 and 2018.

Reportable Segments

The Company invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Company evaluates operating performance on an overall portfolio basis.  Therefore, the Company’s properties are classified as one reportable segment.

Recently Adopted Accounting Pronouncements

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  property in Wichita, Kansas (40% – AEI Income & Growth Fund 25 LLC); Advance Auto Parts store (55% --– AEI Income & Growth Fund 24 LLC); Best Buy store (46% – AEI Income & Growth Fund XXI Limited Partnership); and Fresenius Medical Center (54% – AEI Income & Growth Fund 27 LLC).

The Company owned a 40% interest in an Applebee’s restaurant. -- AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Company, owned a 60% interest in this property until the property was sold to an unrelated third party in 2019.  The Company owned a 27% interest in a Dick’s Sporting Goods store.  AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 25 LLC, affiliates of the Company, owned the remaining 73% interest in this property until the property was sold to an unrelated third party in 2019.

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2019	2018

a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$145,508	$138,370

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$127,622	$151,049

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Company.	$1,850	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$9,159	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2019 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Biomat USA / BigTime Fun, Wichita, KS	$507,489	$1,277,436	$1,784,925	$772,973
Advance Auto Parts, Middletown, OH	36,765	618,209	654,974	482,182
Cellular Connection, Bluffton, IN	344,008	836,108	1,180,116	411,296
Best Buy, Eau Claire, WI	803,535	2,158,403	2,961,938	750,658
Fresenius Medical Center, Chicago, IL	464,400	665,142	1,129,542	133,022
Zales, Enid, OK	440,000	903,630	1,343,630	173,191
Dollar Tree, West Point, MS	270,000	1,316,232	1,586,232	206,206
	$2,866,197	$7,775,160	$10,641,357	$2,929,528

For the years ended December 31, 2019 and 2018, the Company recognized depreciation expense of $317,780 and $400,732, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2019		2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 72 and 85 months, respectively)	$735,546	$268,246	$633,712	$196,500

Above-Market Lease Intangibles (weighted average life of 58 and 70 months, respectively)	72,606	35,986	72,606	28,410
Acquired Intangible Lease Assets	$808,152	$304,232	$706,318	$224,910

Acquired Below-Market Lease Intangibles (weighted average life of 69 and 81 months, respectively)	$283,495	$113,404	$283,495	$83,820

For the years ended December 31, 2019 and 2018, the value of in-place lease intangibles amortized to expense was $71,746 and $59,621, the decrease to rental income for above-market leases was $7,576 and $7,576, and the increase to rental income for below-market leases was $29,584 and $29,584, respectively.

For lease intangibles not held for sale at December 31, 2019, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases	Increase to Rental Income for Below-Market Leases

2020	$81,384	$7,576	$29,584
2021	81,384	7,576	29,584
2022	81,384	7,576	29,584
2023	63,716	7,576	29,584
2024	58,906	6,316	29,584
	$366,774	$36,620	$147,920

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas.  On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization.  In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners.  As of December 31, 2019, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes.  The owners listed the property for lease with a real estate broker in the Wichita area.  While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

On September 21, 2017, the Company entered into a lease agreement with a primary term of 10 years with Biomat USA, Inc. (“Biomat”) as a replacement tenant for 28% of the square footage of the property.  The tenant operates a Biomat USA Plasma Center in the space.  The Company’s 40% share of annual rent, which commenced on June 18, 2018, is $37,071.  Biomat agreed to pay for the costs to divide the building into two separate spaces, the costs of tenant improvements to remodel the Biomat space and 28% of the cost to replace the roof.  In the second quarter of 2018, the Company recorded $54,219 as a property expense for its 40% share of the remaining cost to replace the roof.  At December 31, 2017, the Company accrued its 40% share of lease commissions due to real estate brokers totaling $54,293 that were owed as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property.  The tenant will operate an indoor sports entertainment center in the space.  The Company’s 40% share of annual rent, which commenced on February 23, 2020, is $78,000.  As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant.  In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction.  This amount was capitalized and will be amortized over the term of the lease.

The Company owned a 27% interest in a Dick’s Sporting Goods store in Fredericksburg, Virginia.  The remaining interests in the property were owned by three affiliates of the Company.  On January 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners.  While the property was vacant, the Company was responsible for its 27% share of real estate taxes and other costs associated with maintaining the property.  The owners listed the property for lease with a real estate broker in the Fredericksburg area.  The annual rent from this property represented approximately 24% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.  Consequently, beginning with the first quarter of 2019, the Company reduced its regular quarterly cash distribution rate from $0.0949 per Unit to $0.0527 per Unit.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

In October 2019, after marketing the property for lease for many months, the Company decided to sell its 27% interest in the former Dick’s Sporting Goods store.  In the third quarter of 2019, as a result of deciding to sell the property, the Company recognized an additional real estate impairment of $298,990 to decrease the carrying value to the estimated fair value of $661,500.  The charges were recorded against the cost of the land and building.  In November 2019, the Company entered into an agreement to sell the property to an unrelated third party.  On December 27, 2019, the sale closed with the Company receiving net proceeds of $663,277, which resulted in a net gain of $1,777.  At the time of sale, the cost and related accumulated depreciation was $1,385,017 and $723,517, respectively.

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
DECEMBER 31, 2019 AND 2018

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

For properties owned as of December 31, 2019, the minimum future rent payments required by the leases are as follows:
2020	$707,146
2021	721,158
2022	723,729
2023	468,850
2024	430,122
Thereafter	918,624
$3,969,629

There were no contingent rents recognized in 2019 and 2018.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2019	2018

Best Buy Stores, L.P.	Retail	$204,421	$156,662
Dollar Tree Stores, Inc.	Retail	137,084	137,084
Zale Delaware Inc.	Retail	99,784	98,024
Fresenius Medical Care of Illinois	Medical	97,889	N/A
Dick’s Sporting Goods, Inc.	Retail	N/A	232,950
Apple Indiana II LLC	Restaurant	N/A	103,184
Aggregate rental income of major tenants		$539,178	$727,904
Aggregate rental income of major tenants as a percentage of total rental income		75%	76%

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(6)  Members’ Equity –

For the years ended December 31, 2019 and 2018, the Company declared distributions of $377,730 and $679,583, respectively.  The Limited Members received distributions of $366,398 and $660,004 and the Managing Members received distributions of $11,332 and $19,579 for the years, respectively.  The Limited Members' distributions represented $0.21 and $0.38 per LLC Unit outstanding using 1,738,006 weighted average Units in both years.  The distributions represented $0.21 and $0.38 per Unit of return of contributed capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds (from property sales completed in 2015) of $40,404 in 2018.  The Limited Members received distributions of $40,000 and the Managing Members received distributions of $404.  The Limited Members’ distributions represented $0.02 per Unit.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company.  Such Units may be acquired at a discount.  The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company.  During 2019 and 2018, the Company did not repurchase any Units from the Limited Members.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2019	2018

Net Income (Loss) for Financial Reporting Purposes	$(768,915)	$(615,629)

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	76,399	134,269

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	420	0

Real Estate Impairment Loss Not Recognized for Tax Purposes	1,277,928	830,973

Loss on Sale of Real Estate for Tax Purposes Compared to Gain for Financial Reporting Purposes	(2,054,033)	0
Taxable Income to Members	$(1,468,201)	$349,613

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(7)  Income Taxes – (Continued)

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2019	2018

Members’ Equity for Financial Reporting Purposes	$9,213,817	$10,360,462

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,892,469	2,592,175

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	19,786	19,366

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,691,997	2,691,997
Members’ Equity for Tax Reporting Purposes	$13,818,069	$15,664,000

(8)  Coronavirus Outbreak –

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets.  The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers.  Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation.  The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.  The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus.  Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.  The Company is unable to estimate the impact the coronavirus will have on its financial results at this time.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees.  The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business.  The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Special Managing Member.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and Marni J. Nygard, President of AFM, and is accountable for his actions to both.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson and Ms. Nygard any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 75, is Chief Executive Officer and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2020.  He was President of AFM from August 1994 to July 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Marni J. Nygard, Esq., age 45, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2020.  Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Patrick W. Keene, CPA (inactive), age 60, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI.  Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager.  Mr. Keene was responsible for all accounting functions of AFM and the registrant.

Keith E. Petersen, CPA (inactive), age 45, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene.  He has been elected to continue in these positions until December 2020.  Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016.  Prior to being elected to the positions above, he was Controller of the various entities.  Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm as a Senior Tax Manager.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2019.  Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2019 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 29, 2020:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Marni J. Nygard	0	0.00%
Keith E. Petersen	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2019 and 2018.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services.  As of December 31, 2019, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2019.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (March 14, 2005) To December 31, 2019

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, excluding proceeds from distribution reinvestments, most of which were reallowed to Participating Dealers.	$1,790,447

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$916,368

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$450,049

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,052,452

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$205,680

Managing Members	3% of Net Cash Flow in any fiscal year.	$331,297

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$9,056

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2019 and 2018:

Fee Category	2019	2018

Audit Fees	$19,950	$19,585
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,950	$19,585

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

AEI INCOME & GROWTH FUND 26
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 30, 2020	By:	/s/ MARNI J NYGARD
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	President	March 30, 2020
Marni J. Nygard	(Principal Executive Officer)

/s/ KEITH E PETERSEN	Chief Financial Officer and Treasurer	March 30, 2020
Keith E. Petersen	(Principal Accounting Officer)