Form 10-Q
period 2020-03-31
AEI Income & Growth Fund 26 LLC
filed 2020-05-15
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2020

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2020 and December 31, 2019	3

	Statements for the Three Months ended March 31, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$1,317,235	$1,331,120

Real Estate Investments:
Land	2,866,197	2,866,197
Buildings	7,775,160	7,775,160
Acquired Intangible Lease Assets	808,152	808,152
Real Estate Held for Investment, at cost	11,449,509	11,449,509
Accumulated Depreciation and Amortization	(3,330,238)	(3,233,760)
Real Estate Held for Investment, Net	8,119,271	8,215,749
Total Assets	$9,436,506	$9,546,869

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$55,389	$68,108
Distributions Payable	94,433	94,433
Unearned Rent	0	420
Total Current Liabilities	149,822	162,961

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	162,695	170,091

Members’ Equity (Deficit):
Managing Members	(83,092)	(80,397)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 3/31/2020 and 12/31/2019	9,207,081	9,294,214
Total Members’ Equity	9,123,989	9,213,817
Total Liabilities and Members’ Equity	$9,436,506	$9,546,869

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2020	2019

Rental Income	$165,658	$206,430

Expenses:
LLC Administration – Affiliates	35,986	37,216
LLC Administration and Property Management – Unrelated Parties	32,943	32,096
Depreciation and Amortization	94,584	98,876
Real Estate Impairment	0	611,623
Total Expenses	163,513	779,811

Operating Income (Loss)	2,145	(573,381)

Other Income:
Interest Income	2,459	1,493

Net Income (Loss)	$4,604	$(571,888)

Net Income (Loss) Allocated:
Managing Members	$138	$(4,924)
Limited Members	4,466	(566,964)
Total	$4,604	$(571,888)

Net Income (Loss) per LLC Unit	$0.0	$(0.33)

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$4,604	$(571,888)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	89,083	93,374
Real Estate Impairment	0	611,623
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(12,719)	34,480
Increase (Decrease) in Unearned Rent	(420)	3,089
Total Adjustments	75,944	742,566
Net Cash Provided By (Used For) Operating Activities	80,548	170,678

Cash Flows from Financing Activities:
Distributions Paid to Members	(94,433)	(170,104)

Net Increase (Decrease) in Cash	(13,885)	574

Cash, beginning of period	1,331,120	460,280

Cash, end of period	$1,317,235	$460,854

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(45,998)	$10,406,460	$10,360,462	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Loss	(4,924)	(566,964)	(571,888)

Balance, March 31, 2019	$(53,755)	$9,747,897	$9,694,142	1,738,006.0

Balance, December 31, 2019	$(80,397)	$9,294,214	$9,213,817	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Income	138	4,466	4,604

Balance, March 31, 2020	$(83,092)	$9,207,081	$9,123,989	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2020
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10K.

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

(3)  Recently Issued Accounting Pronouncements –

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

(4)  Real Estate Investments –

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of March 31, 2020, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which commenced on February 23, 2020, is $78,000. As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. During the first quarter of 2020, the Company agreed to extend the rent commencement date to June 1, 2020. As part of the agreement, the tenant agreed to convert the tenant improvement allowance to a ten month rent abatement. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired. As a result, in the first quarter of 2019, the Company recognized real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000. The charge was recorded against the cost of the land and building.

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

(6)  Members’ Equity –

For the three months ended March 31, 2020 and 2019, the Company declared distributions of $94,432 for both periods. The Limited Members received distributions of $91,599 and the Managing Members received distributions of $2,833 for both periods. The Limited Members' distributions represented $0.05 per LLC Unit outstanding using 1,738,006 weighted average Units for both periods. The distributions represented $0.05 per Unit of return of contributed capital for both periods.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements – (Continued)

At March 31, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

The Dick’s Sporting Goods store in Fredericksburg, Virginia with a carrying amount of $1,583,623 at March 31, 2019, was written down to its estimated fair value of $972,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $611,623 was included in earnings for the first quarter of 2019. The fair value of the property was based upon an appraisal prepared by an independent commercial property appraiser. The appraisal is considered a Level 3 input in the valuation hierarchy.

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has received rent modification requests from two tenants of the eight properties owned by the Company. In response, the Company has been working closely with these tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times. Most of these tenants are requesting a sixty to ninety day rent abatement, which the Company is negotiating to be repaid over the subsequent nine to twelve months.

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

Results of Operations

For the three months ended March 31, 2020 and 2019, the Company recognized rental income of $165,658 and $206,430, respectively. In 2020, rental income decreased due to the sale of one property in 2019 and the lease terms ending for the Advance Auto store, as discussed below. These decreases were partially offset by additional rent received from one property acquisition in 2019 and rent increases on two properties. Based on the scheduled rent for the properties owned as of April 30, 2020, the Company expects to recognize rental income of approximately $663,000 in 2020.

For the three months ended March 31, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $35,986 and $37,216, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $32,943 and $32,096, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of March 31, 2020, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which commenced on February 23, 2020, is $78,000. As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. During the first quarter of 2020, the Company agreed to extend the rent commencement date to June 1, 2020. As part of the agreement, the tenant agreed to convert the tenant improvement allowance to a ten month rent abatement. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Based on its long-lived asset valuation analysis, the Company determined the former Dick’s Sporting Goods store was impaired. As a result, in the first quarter of 2019, the Company recognized real estate impairment of $611,623 to decrease the carrying value to the estimated fair value of $972,000. The charge was recorded against the cost of the land and building.

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

For the three months ended March 31, 2020 and 2019, the Company recognized interest income of $2,459 and $1,493, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2020, the Company's cash balances decreased $13,885 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2019, the Company's cash balances increased $574 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $170,678 in 2019 to $80,548 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2020.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2020 and 2019, the Company did not complete any property acquisitions or property sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

For the three months ended March 31, 2020 and 2019, the Company declared distributions of $94,432 for both periods. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $91,599 and the Managing Members received distributions of $2,833 for both periods.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2020	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)