Form 10-Q
period 2020-06-30
AEI Income & Growth Fund 26 LLC
filed 2020-08-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2020

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2020 and December 31, 2019	3

	Statements for the Periods ended June 30, 2020 and 2019:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$1,333,936	$1,331,120
Rent Receivable	8,067	0
Total Current Assets	1,342,003	1,331,120

Real Estate Investments:
Land	2,866,197	2,866,197
Buildings	7,775,160	7,775,160
Acquired Intangible Lease Assets	808,152	808,152
Real Estate Held for Investment, at cost	11,449,509	11,449,509
Accumulated Depreciation and Amortization	(3,427,262)	(3,233,760)
Real Estate Held for Investment, Net	8,022,247	8,215,749
Long-Term Rent Receivable	11,293	0
Total Assets	$9,375,543	$9,546,869

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$68,873	$68,108
Distributions Payable	94,432	94,433
Unearned Rent	0	420
Total Current Liabilities	163,305	162,961

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	155,299	170,091

Members’ Equity (Deficit):
Managing Members	(85,103)	(80,397)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 6/30/2020 and 12/31/2019	9,142,042	9,294,214
Total Members’ Equity	9,056,939	9,213,817
Total Liabilities and Members’ Equity	$9,375,543	$9,546,869

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Rental Income	$165,665	$169,032	$331,323	$375,462

Expenses:
LLC Administration – Affiliates	18,761	35,659	54,747	72,875
LLC Administration and Property Management – Unrelated Parties	24,710	38,971	57,653	71,067
Depreciation and Amortization	95,130	96,273	189,714	195,149
Real Estate Impairment	0	367,315	0	978,938
Total Expenses	138,601	538,218	302,114	1,318,029

Operating Income (Loss)	27,064	(369,186)	29,209	(942,567)

Other Income:
Gain on Sale of Real Estate	0	436,887	0	436,887
Interest Income	318	4,782	2,777	6,275
Total Other Income	318	441,669	2,777	443,162

Net Income (Loss)	$27,382	$72,483	$31,986	$(499,405)

Net Income (Loss) Allocated:
Managing Members	$822	$(10,058)	$960	$(14,982)
Limited Members	26,560	82,541	31,026	(484,423)
Total	$27,382	$72,483	$31,986	$(499,405)

Net Income (Loss) per LLC Unit	$0.02	$0.05	$0.02	$(0.28)

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,738,006	1,738,006	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$31,986	$(499,405)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	178,710	184,145
Real Estate Impairment	0	978,938
Gain on Sale of Real Estate	0	(436,887)
(Increase) Decrease in Rent Receivable	(19,360)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	765	11,315
Increase (Decrease) in Unearned Rent	(420)	0
Total Adjustments	159,695	737,511
Net Cash Provided By (Used For) Operating Activities	191,681	238,106

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,009,850)
Proceeds from Sale of Real Estate	0	1,242,457
Net Cash Provided By (Used For) Investing Activities	0	232,607

Cash Flows from Financing Activities:
Distributions Paid to Members	(188,865)	(264,536)

Net Increase (Decrease) in Cash	2,816	206,177

Cash, beginning of period	1,331,120	460,280

Cash, end of period	$1,333,936	$666,457

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(45,998)	$10,406,460	$10,360,462	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Loss	(4,924)	(566,964)	(571,888)

Balance, March 31, 2019	(53,755)	9,747,897	9,694,142	1,738,006.0

Distributions Declared	(2,975)	(91,600)	(94,575)

Net Income (Loss)	(10,058)	82,541	72,483

Balance, June 30, 2019	$(66,788)	$9,738,838	$9,672,050	1,738,006.0

Balance, December 31, 2019	$(80,397)	$9,294,214	$9,213,817	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Income	138	4,466	4,604

Balance, March 31, 2020	(83,092)	9,207,081	9,123,989	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Income	822	26,560	27,382

Balance, June 30, 2020	$(85,103)	$9,142,042	$9,056,939	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2020
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

(2)  Organization –

AEI Income & Growth Fund 26 LLC (“Company”), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the Chief Executive Officer and sole director of AFM, , served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

(4)  Real Estate Investments –

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of June 30, 2020, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

(6)  Members’ Equity –

For the six months ended June 30, 2020 and 2019, the Company declared distributions of $188,864 and $189,007, respectively. The Limited Members received distributions of $183,198 and $183,199 and the Managing Members received distributions of $5,666 and $5,808 for the periods, respectively. The Limited Members' distributions represented $0.11 per LLC Unit outstanding using 1,738,006 weighted average Units for both periods. The distributions represented $0.02 and $0.00 per Unit of Net Income and $0.09 and $0.11 per Unit of return of contributed capital in 2020 and 2019, respectively.

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

At June 30, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

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

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has entered into rent deferral agreements with one tenant of the seven properties owned by the Company. In June 2020, the Company entered into an agreement with the tenant of the Zales store in Enid, Oklahoma to defer base rent in April and May 2020. The tenant shall pay the deferred amounts in twelve equal monthly installments beginning on February 1, 2021. The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the Financial Accounting Standards Board. Deferred rent of $19,360 was recognized as rental income during the three months ended June 30, 2020 and a corresponding rent receivable was recorded. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the six months ended June 30, 2020 and 2019, the Company recognized rental income of $331,323 and $375,462, respectively. In 2020, rental income decreased due to the sale of one property in 2019 and the lease terms ending for the Advance Auto store, as discussed below. These decreases were partially offset by additional rent received from one property acquisition in 2019 and rent increases on two properties. Based on the scheduled rent for the properties owned as of July 31, 2020, the Company expects to recognize rental income of approximately $663,000 in 2020.

For the six months ended June 30, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $54,747 and $72,875, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $57,653 and $71,067, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of June 30, 2020, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

For the six months ended June 30, 2020 and 2019, the Company recognized interest income of $2,777 and $6,275, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2020, the Company's cash balances increased $2,816 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the six months ended June 30, 2019, the Company's cash balances increased $206,177 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $238,106 in 2019 to $191,681 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2020.

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

For the six months ended June 30, 2020 and 2019, the Company declared distributions of $188,864 and $189,007, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $183,198 and $183,199 and the Managing Members received distributions of $5,666 and $5,808 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the six months ended June 30, 2020 and 2019, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 13, 2020	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)