Form 10-Q
period 2020-09-30
AEI Income & Growth Fund 26 LLC
filed 2020-11-12
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2020

Commission File Number:  000-51823

AEI INCOME & GROWTH FUND 26 LLC
(Exact name of registrant as specified in its charter)

State of Delaware	41-2173048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2020 and December 31, 2019	3

	Statements for the Periods ended September 30, 2020 and 2019:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$1,339,141	$1,331,120
Rent Receivable	12,907	0
Total Current Assets	1,352,048	1,331,120

Real Estate Investments:
Land	2,866,197	2,866,197
Buildings	7,775,160	7,775,160
Acquired Intangible Lease Assets	808,152	808,152
Real Estate Held for Investment, at cost	11,449,509	11,449,509
Accumulated Depreciation and Amortization	(3,524,286)	(3,233,760)
Real Estate Held for Investment, Net	7,925,223	8,215,749
Long-Term Rent Receivable	6,453	0
Total Assets	$9,283,724	$9,546,869

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$56,283	$68,108
Distributions Payable	94,432	94,433
Unearned Rent	0	420
Total Current Liabilities	150,715	162,961

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	147,903	170,091

Members’ Equity:
Managing Members	(87,258)	(80,397)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 9/30/2020 and 12/31/2019	9,072,364	9,294,214
Total Members’ Equity	8,985,106	9,213,817
Total Liabilities and Members’ Equity	$9,283,724	$9,546,869

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Rental Income	$165,870	$177,621	$497,193	$553,083

Expenses:
LLC Administration – Affiliates	27,189	38,163	81,936	111,038
LLC Administration and Property Management – Unrelated Parties	21,279	34,787	78,932	105,854
Depreciation and Amortization	95,130	100,066	284,844	295,215
Real Estate Impairment	0	298,990	0	1,277,928
Total Expenses	143,598	472,006	445,712	1,790,035

Operating Income (Loss)	22,272	(294,385)	51,481	(1,236,952)

Other Income:
Gain on Sale of Real Estate	0	0	0	436,887
Interest Income	328	2,428	3,105	8,703
Total Other Income	328	2,428	3,105	445,590

Net Income (Loss)	$22,600	$(291,957)	$54,586	$(791,362)

Net Income (Loss) Allocated:
Managing Members	$678	$(8,759)	$1,638	$(23,741)
Limited Members	21,922	(283,198)	52,948	(767,621)
Total	$22,600	$(291,957)	$54,586	$(791,362)

Net Income (Loss) per LLC Unit	$0.01	$(0.16)	$0.03	$(0.44)

Weighted Average Units Outstanding – Basic and Diluted	1,738,006	1,738,006	1,738,006	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$54,586	$(791,362)

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	268,338	278,709
Real Estate Impairment	0	1,277,928
Gain on Sale of Real Estate	0	(436,887)
(Increase) Decrease in Rent Receivable	(19,360)	(3,037)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(11,825)	45,103
Increase (Decrease) in Unearned Rent	(420)	0
Total Adjustments	236,733	1,161,816
Net Cash Provided By (Used For) Operating Activities	291,319	370,454

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,042,610)
Proceeds from Sale of Real Estate	0	1,242,457
Net Cash Provided By (Used For) Investing Activities	0	199,847

Cash Flows from Financing Activities:
Distributions Paid to Members	(283,298)	(359,111)

Net Increase (Decrease) in Cash	8,021	211,190

Cash, beginning of period	1,331,120	460,280

Cash, end of period	$1,339,141	$671,470

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2018	$(45,998)	$10,406,460	$10,360,462	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Loss	(4,924)	(566,964)	(571,888)

Balance, March 31, 2019	(53,755)	9,747,897	9,694,142	1,738,006.0

Distributions Declared	(2,975)	(91,600)	(94,575)

Net Income (Loss)	(10,058)	82,541	72,483

Balance, June 30, 2019	(66,788)	9,738,838	9,672,050	1,738,006.0

Distributions Declared	(2,691)	(91,599)	(94,290)

Net Loss	(8,759)	(283,198)	(291,957)

Balance, September 30, 2019	$(78,238)	$9,364,041	$9,285,803	1,738,006.0

Balance, December 31, 2019	$(80,397)	$9,294,214	$9,213,817	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Income	138	4,466	4,604

Balance, March 31, 2020	(83,092)	9,207,081	9,123,989	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Income	822	26,560	27,382

Balance, June 30, 2020	(85,103)	9,142,042	9,056,939	1,738,006.0

Distributions Declared	(2,833)	(91,600)	(94,433)

Net Income	678	21,922	22,600

Balance, September 30, 2020	$(87,258)	$9,072,364	$8,985,106	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

(2)  Organization –

AEI Income & Growth Fund 26 LLC (“Company”), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments –

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of September 30, 2020, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which commenced on February 23, 2020, is $78,000. As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. During the first quarter of 2020, the Company agreed to extend the rent commencement date to June 1, 2020. As part of the agreement, the tenant agreed to convert the tenant improvement allowance to a ten month rent abatement. Due to ongoing difficulties due to the COVID-19 Pandemic the Company is negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

(6)  Members’ Equity –

For the nine months ended September 30, 2020 and 2019, the Company declared distributions of $283,297 for both periods. The Limited Members received distributions of $274,798 and the Managing Members received distributions of $8,499 for both periods. The Limited Members' distributions represented $0.16 per LLC Unit outstanding using 1,738,006 weighted average Units for both periods. The distributions represented $0.03 and $0.00 per Unit of Net Income and $0.13 and $0.16 per Unit of return of contributed capital in 2020 and 2019, respectively.

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

At September 30, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2019.

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

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the Financial Accounting Standards Board. Deferred rent of $19,360 was recognized as rental income during the nine months ended September 30, 2020 and a corresponding rent receivable was recorded. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the nine months ended September 30, 2020 and 2019, the Company recognized rental income of $497,193 and $553,083, respectively. In 2020, rental income decreased due to the sale of one property in 2019 and the lease terms ending for the Advance Auto store, as discussed below. These decreases were partially offset by additional rent received from one property acquisition in 2019 and rent increases on two properties. Based on the scheduled rent for the properties owned as of October 31, 2020, the Company expects to recognize rental income of approximately $663,000 and $665,000 in 2020 and 2021, respectively.

For the nine months ended September 30, 2020 and 2019, the Company incurred LLC administration expenses from affiliated parties of $81,936 and $111,038, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $78,932 and $105,854, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which commenced on February 23, 2020, is $78,000. As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. During the first quarter of 2020, the Company agreed to extend the rent commencement date to June 1, 2020. As part of the agreement, the tenant agreed to convert the tenant improvement allowance to a ten month rent abatement. Due to ongoing difficulties due to the COVID-19 Pandemic the Company is negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

For the nine months ended September 30, 2020 and 2019, the Company recognized interest income of $3,105 and $8,703, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2020, the Company's cash balances increased $8,021 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the nine months ended September 30, 2019, the Company's cash balances increased $211,190 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Members, which were partially offset by cash used to purchase property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Net cash provided by operating activities decreased from $370,454 in 2019 to $291,319 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in LLC administration and property management expenses in 2020.

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

For the nine months ended September 30, 2020 and 2019, the Company declared distributions of $283,297 for both periods. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $274,798 and the Managing Members received distributions of $8,499 for both periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the nine months ended September 30, 2020 and 2019, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1
Certification of President of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of President and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November12, 2020	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)