Form 10-Q
period 2021-03-31
AEI Income & Growth Fund 26 LLC
filed 2021-05-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2021 and December 31, 2020	3

	Statements for the Periods ended March 31, 2021 and 2020:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,375,086	$1,355,227
Rent Receivable	16,133	17,747
Total Current Assets	1,391,219	1,372,974

Real Estate Investments:
Land	2,848,286	2,848,286
Buildings	7,714,695	7,714,695
Acquired Intangible Lease Assets	808,152	808,152
Real Estate Held for Investment, at cost	11,371,133	11,371,133
Accumulated Depreciation and Amortization	(3,746,094)	(3,651,340)
Real Estate Held for Investment, Net	7,625,039	7,719,793
Long-Term Rent Receivable	0	1,613
Total Assets	$9,016,258	$9,094,380

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$61,605	$53,953
Distributions Payable	94,433	94,433
Total Current Liabilities	156,038	148,386

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	133,111	140,507

Members’ Equity:
Managing Members	(94,998)	(92,647)
Limited Members – 10,000,000 Units authorized; 1,738,006 Units issued and outstanding as of 3/31/2021 and 12/31/2020	8,822,107	8,898,134
Total Members’ Equity	8,727,109	8,805,487
Total Liabilities and Members’ Equity	$9,016,258	$9,094,380

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2021		2020

Rental Income		$166,275		$165,658

Expenses:
LLC Administration – Affiliates		32,461		35,986
LLC Administration and Property Management – Unrelated Parties		25,223		32,943
Depreciation and Amortization		92,860		94,584
Total Expenses		150,544		163,513

Operating Income		15,731		2,145

Other Income:
Interest Income		324		2,459

Net Income		$16,055		$4,604

Net Income Allocated:
Managing Members		$482		$138
Limited Members		15,573		4,466
Total		$16,055		$4,604

Net Income per LLC Unit	$.	01	$.	00

Weighted Average Units Outstanding – Basic and Diluted		1,738,006		1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2021	2020
Cash Flows from Operating Activities:
Net Income	$16,055	$4,604

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	87,358	89,083
(Increase) Decrease in Rent Receivable	3,227	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	7,652	(12,719)
Increase (Decrease) in Unearned Rent	0	(420)
Total Adjustments	98,237	75,944
Net Cash Provided By (Used For) Operating Activities	114,292	80,548

Cash Flows from Financing Activities:
Distributions Paid to Members	(94,433)	(94,433)

Net Increase (Decrease) in Cash	19,859	(13,885)

Cash, beginning of period	1,355,227	1,331,120

Cash, end of period	$1,375,086	$1,317,235

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$(80,397)	$9,294,214	$9,213,817	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Income	138	4,466	4,604

Balance, March 31, 2020	$(83,092)	$9,207,081	$9,123,989	1,738,006.0

Balance, December 31, 2020	$(92,647)	$8,898,134	$8,805,487	1,738,006.0

Distributions Declared	(2,833)	(91,600)	(94,433)

Net Income	482	15,573	16,055

Balance, March 31, 2021	$(94,998)	$8,822,107	$8,727,109	1,738,006.0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Issued Accounting Pronouncements – (Continued)

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

Substantially, all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Company has entered into lease modifications that deferred $19,360, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $16,133 as of March 31, 2021.

(4)  Real Estate Investments –

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which commenced on February 23, 2020, is $78,000. As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company is negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fund Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

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

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired. Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company recognized a real estate impairment of $78,376 to decrease the carrying value to the estimated fair value of $82,500. The charge was recorded against the cost of the land and building.

In April 2021, the Company entered into an agreement to sell its 55% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $99,000, which will result in a net gain of approximately $19,100.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the three months ended March 31, 2021 and 2020, the Company declared distributions of $94,433 and $94,432, respectively. The Limited Members received distributions of $91,600 and $91,599 and the Managing Members received distributions of $2,833 and $2,833 for the periods, respectively. The Limited Members' distributions represented $0.05 and $0.05 per LLC Unit outstanding using 1,738,006 weighted average Units in both years. The distributions represented $0.01 and $0 per Unit of Net Income and $0.04 and $0.05 per Unit of return of contributed capital in 2021 and 2020, respectively.

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

At March 31, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2020.

At December 31, 2020, the Advance Auto store in Middletown, Ohio was written down to its estimated fair value of $82,500 after completing our long-lived asset valuation analysis. The resulting impairment charge of $78,376 was included in earnings for the fourth quarter of 2020. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has entered into a rent deferral agreement with one tenant of the seven properties owned by the Company. In June 2020, the Company entered into an agreement with the tenant of the Zales store in Enid, Oklahoma to defer base rent in April and May 2020. The tenant started paying the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $19,360 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $16,133 as of March 31, 2021. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the three months ended March 31, 2021 and 2020, the Company recognized rental income of $166,275 and $165,658, respectively. In 2021, rental income increased due to a rent increase on one property. Based on the scheduled rent for the properties owned as of April 30, 2021, the Company expects to recognize rental income of approximately $665,000 in 2021.

For the three months ended March 31, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $32,461 and $35,986, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $25,223 and $32,943, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $19,366 of past due rent, which was not accrued for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which commenced on February 23, 2020, is $78,000. As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company is negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fund Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

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

For the three months ended March 31, 2021 and 2020, the Company recognized interest income of $324 and $2,459, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2021, the Company's cash balances increased $19,859 as a result of cash generated from operating activities in excess of distributions paid to the Members. During the three months ended March 31, 2020, the Company's cash balances decreased $13,885 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $80,548 in 2020 to $114,292 in 2021 as a result of a decrease in LLC administration and property management expenses in 2021, net timing differences in the collection of payments from the tenants and the payment of expenses, and an increase in rental income, which were partially offset by a decrease in interest income in 2021.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2021 and 2020, the Company did not complete any property acquisitions or property sales.

In April 2021, the Company entered into an agreement to sell its 55% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $99,000, which will result in a net gain of approximately $19,100.

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

For the three months ended March 31, 2021 and 2020, the Company declared distributions of $94,433 and $94,432, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $91,600 and $91,599 and the Managing Members received distributions of $2,833 and $2,833 for the periods, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2021 and 2020, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2021	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)