Form 10-Q
period 2021-06-30
AEI Income & Growth Fund 26 LLC
filed 2021-08-11
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2021

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

As of June 30, 2021, there were 1,678,443.2 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2021 and December 31, 2020	3

	Statements for the Periods ended June 30, 2021 and 2020:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,179,765	$1,355,227
Rent Receivable	11,293	17,747
Total Current Assets	1,191,058	1,372,974

Real Estate Investments:
Land	2,829,432	2,848,286
Buildings	7,156,951	7,714,695
Acquired Intangible Lease Assets	808,152	808,152
Real Estate Held for Investment, at cost	10,794,535	11,371,133
Accumulated Depreciation and Amortization	(3,343,694)	(3,651,340)
Real Estate Held for Investment, Net	7,450,841	7,719,793
Long-Term Rent Receivable	0	1,613
Total Assets	$8,641,899	$9,094,380

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$68,467	$53,953
Distributions Payable	92,886	94,433
Total Current Liabilities	161,353	148,386

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	125,715	140,507

Members’ Equity:
Managing Members	(106,166)	(92,647)
Limited Members – 10,000,000 Units authorized; 1,678,443.2 and 1,738,006.0 Units issued and outstanding as of 6/30/2021 and 12/31/2020	8,460,997	8,898,134
Total Members’ Equity	8,354,831	8,805,487
Total Liabilities and Members’ Equity	$8,641,899	$9,094,380

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Rental Income	$166,292	$165,665	$332,567	$331,323

Expenses:
LLC Administration – Affiliates	31,911	18,761	64,372	54,747
LLC Administration and Property Management – Unrelated Parties	25,984	24,710	51,207	57,653
Depreciation and Amortization	91,841	95,130	184,701	189,714
Total Expenses	149,736	138,601	300,280	302,114

Operating Income	16,556	27,064	32,287	29,209

Other Income:
Gain on Sale of Real Estate	18,606	0	18,606	0
Interest Income	257	318	581	2,777
Total Other Income	18,863	318	19,187	2,777

Net Income	$35,419	$27,382	$51,474	$31,986

Net Income Allocated:
Managing Members	$1,062	$822	$1,544	$960
Limited Members	34,357	26,560	49,930	31,026
Total	$35,419	$27,382	$51,474	$31,986

Net Income per LLC Unit	$.02	$.02	$.03	$.02

Weighted Average Units Outstanding – Basic and Diluted	1,678,443	1,738,006	1,708,225	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$51,474	$31,986

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	173,697	178,710
Gain on Sale of Real Estate	(18,606)	0
(Increase) Decrease in Rent Receivable	8,067	(19,360)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	14,514	765

Increase (Decrease) in Unearned Rent	0	(420)
Total Adjustments	177,672	159,695
Net Cash Provided By (Used For) Operating Activities	229,146	191,681

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	99,069	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(188,866)	(188,865)
Repurchase of LLC Units	(314,811)	0
Net Cash Provided By (Used For) Financing Activities	(503,677)	(188,865)

Net Increase (Decrease) in Cash	(175,462)	2,816

Cash, beginning of period	1,355,227	1,331,120

Cash, end of period	$1,179,765	$1,333,936

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$(80,397)	$9,294,214	$9,213,817	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Income	138	4,466	4,604

Balance, March 31, 2020	(83,092)	9,207,081	9,123,989	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)

Net Income	822	26,560	27,382

Balance, June 30, 2020	$(85,103)	$9,142,042	$9,056,939	1,738,006.0

Balance, December 31, 2020	$(92,647)	$8,898,134	$8,805,487	1,738,006.0

Distributions Declared	(2,833)	(91,600)	(94,433)

Net Income	482	15,573	16,055

Balance, March 31, 2021	(94,998)	8,822,107	8,727,109	1,738,006.0

Distributions Declared	(2,786)	(90,100)	(92,886)

Repurchase of LLC Units	(9,444)	(305,367)	(314,811)	(59,562.8)

Net Income	1,062	34,357	35,419

Balance, June 30, 2021	$(106,166)	$8,460,997	$8,354,831	1,678,443.2

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021
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

(2)  Organization –

AEI Income & Growth Fund 26 LLC (“Company”), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Estate of Robert Johnson and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

Substantially, all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Company has entered into lease modifications that deferred $19,360, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $11,293 as of June 30, 2021.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, is $78,000. As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

The Company owned a 55% interest in an Advance Auto Parts store in Middletown, Ohio. The remaining interest in the property was owned by an affiliate of the Company. On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners. While the property was vacant, the Company was responsible for its 55% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Middletown area. The annual rent from this property represented approximately 11% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow.

Based on its long-lived asset valuation analysis, the Company determined the Advance Auto store was impaired. Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company recognized a real estate impairment of $78,376 to decrease the carrying value to the estimated fair value of $82,500. The charge was recorded against the cost of the land and building.

In April 2021, the Company entered into an agreement to sell its 55% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Company receiving net proceeds of $99,069, which resulted in a gain of $18,606. At the time of sale, the cost and related accumulated depreciation and amortization was $576,598 and $496,135, respectively.

(5) Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the six months ended June 30, 2021 and 2020, the Company declared distributions of $187,319 and $188,864, respectively. The Limited Members received distributions of $181,700 and $183,198 and the Managing Members received distributions of $5,619 and $5,666 for the periods, respectively. The Limited Members' distributions represented $0.11 and $0.11 per LLC Unit outstanding using 1,708,225 and 1,738,006 weighted average Units in 2021 and 2020, respectively. The distributions represented $0.03 and $0.02 per Unit of Net Income and $0.08 and $0.09 per Unit of return of contributed capital in 2021 and 2020, respectively.

On April 1, 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. On April 1, 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $9,444 in 2021.

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

At June 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2020.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has entered into a rent deferral agreement with one tenant of the six properties owned by the Company. In June 2020, the Company entered into an agreement with the tenant of the Zales store in Enid, Oklahoma to defer base rent in April and May 2020. The tenant started paying the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $19,360 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $11,293 as of June 30, 2021. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the six months ended June 30, 2021 and 2020, the Company recognized rental income of $332,567 and $331,323, respectively. In 2021, rental income increased due to a rent increase on one property. Based on the scheduled rent for the properties owned as of July 31, 2021, the Company expects to recognize rental income of approximately $665,000 in 2021.

For the six months ended June 30, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $64,372 and $54,747, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $51,207 and $57,653, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, is $78,000. As part of the agreement, the Company will pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance will be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owned a 55% interest in an Advance Auto Parts store in Middletown, Ohio. The remaining interest in the property was owned by an affiliate of the Company. On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners. While the property was vacant, the Company was responsible for its 55% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Middletown area. The annual rent from this property represented approximately 11% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Company’s cash flow. However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

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

For the six months ended June 30, 2021 and 2020, the Company recognized interest income of $581 and $2,777, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2021, the Company's cash balances decreased $175,462 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the six months ended June 30, 2020, the Company's cash balances increased $2,816 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $191,681 in 2020 to $229,146 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2021 and an increase in LLC administration expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2021, the Company generated cash flow from the sale of real estate of $99,069.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In April 2021, the Company entered into an agreement to sell its 55% interest in the Advance Auto Parts store in Middletown, Ohio to an unrelated third party. On June 29, 2021, the sale closed with the Company receiving net proceeds of $99,069, which resulted in a gain of $18,606. At the time of sale, the cost and related accumulated depreciation and amortization was $576,598 and $496,135, respectively.

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

For the six months ended June 30, 2021 and 2020, the Company declared distributions of $187,319 and $188,864, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $181,700 and $183,198 and the Managing Members received distributions of $5,619 and $5,666 for the periods, respectively.

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

On April 1, 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. On April 1, 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $9,444 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/21 to 4/30/21	59,562.8	$5.13	154,292.8 (1)	(2)

5/1/21 to 5/31/21	--	--	--	--

6/1/21 to 6/30/21	--	--	--	--

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

Dated: August 11, 2021	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)