Form 10-Q
period 2021-09-30
AEI Income & Growth Fund 26 LLC
filed 2021-11-12
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2021

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

As of September 30, 2021, there were 1,678,443.2 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2021 and December 31, 2020	3

	Statements for the Periods ended September 30, 2021 and 2020:

	Operations	4

	Cash Flows	5

	Changes in Members' Equity	6

	Notes to Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,223,788	$1,355,227
Rent Receivable	6,453	17,747
Total Current Assets	1,230,241	1,372,974

Real Estate Investments:
Land	2,829,432	2,848,286
Buildings	7,156,951	7,714,695
Acquired Intangible Lease Assets	808,152	808,152
Real Estate Held for Investment, at cost	10,794,535	11,371,133
Accumulated Depreciation and Amortization	(3,436,920)	(3,651,340)
Real Estate Held for Investment, Net	7,357,615	7,719,793
Long-Term Rent Receivable	0	1,613
Total Assets	$8,587,856	$9,094,380

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$92,088	$53,953
Distributions Payable	92,886	94,433
Total Current Liabilities	184,974	148,386

Long-Term Liabilities:
Acquired Below-Market Lease Intangibles, Net	118,319	140,507

Members’ Equity:
Managing Members	(108,274)	(92,647)
Limited Members – 10,000,000 Units authorized; 1,678,443.2 and 1,738,006.0 Units issued and outstanding as of 9/30/2021 and 12/31/2020	8,392,837	8,898,134
Total Members’ Equity	8,284,563	8,805,487
Total Liabilities and Members’ Equity	$8,587,856	$9,094,380

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Rental Income	$166,502	$165,870	$499,069	$497,193

Expenses:
LLC Administration – Affiliates	35,233	27,189	99,605	81,936
LLC Administration and Property Management – Unrelated Parties	17,604	21,279	68,811	78,932
Depreciation and Amortization	91,332	95,130	276,033	284,844
Total Expenses	144,169	143,598	444,449	445,712

Operating Income	22,333	22,272	54,620	51,481

Other Income:
Gain on Sale of Real Estate	0	0	18,606	0
Interest Income	285	328	866	3,105
Total Other Income	285	328	19,472	3,105

Net Income	$22,618	$22,600	$74,092	$54,586

Net Income Allocated:
Managing Members	$679	$678	$2,223	$1,638
Limited Members	21,939	21,922	71,869	52,948
Total	$22,618	$22,600	$74,092	$54,586

Net Income per LLC Unit	$.01	$.01	$.04	$.03

Weighted Average Units Outstanding – Basic and Diluted	1,678,443	1,738,006	1,698,297	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$74,092	$54,586

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	259,527	268,338
Gain on Sale of Real Estate	(18,606)	0
(Increase) Decrease in Rent Receivable	12,907	(19,360)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	38,135	(11,825)
Increase (Decrease) in Unearned Rent	0	(420)
Total Adjustments	291,963	236,733
Net Cash Provided By (Used For) Operating Activities	366,055	291,319

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	99,069	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(281,752)	(283,298)
Repurchase of LLC Units	(314,811)	0
Net Cash Provided By (Used For) Investing Activities	(596,563)	(283,298)

Net Increase (Decrease) in Cash	(131,439)	8,021

Cash, beginning of period	1,355,227	1,331,120

Cash, end of period	$1,223,788	$1,339,141

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$(80,397)	$9,294,214	$9,213,817	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)
Net Income	138	4,466	4,604

Balance, March 31, 2020	(83,092)	9,207,081	9,123,989	1,738,006.0

Distributions Declared	(2,833)	(91,599)	(94,432)
Net Income	822	26,560	27,382

Balance, June 30, 2020	(85,103)	9,142,042	9,056,939	1,738,006.0

Distributions Declared	(2,833)	(91,600)	(94,433)
Net Income	678	21,922	22,600

Balance, September 30, 2020	$(87,258)	$9,072,364	$8,985,106	1,738,006.0

Balance, December 31, 2020	$(92,647)	$8,898,134	$8,805,487	1,738,006.0

Distributions Declared	(2,833)	(91,600)	(94,433)
Net Income	482	15,573	16,055

Balance, March 31, 2021	(94,998)	8,822,107	8,727,109	1,738,006.0

Distributions Declared	(2,786)	(90,100)	(92,886)
Repurchase of LLC Units	(9,444)	(305,367)	(314,811)	(59,562.8)
Net Income	1,062	34,357	35,419

Balance, June 30, 2021	(106,166)	8,460,997	8,354,831	1,678,443.2

Distributions Declared	(2,787)	(90,099)	(92,886)
Net Income	679	21,939	22,618

Balance, September 30, 2021	$(108,274)	$8,392,837	$8,284,563	1,678,443.2

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

In August 2021, the Managing Member mailed a Consent Statement (Proxy) seeking the consent of the Limited Members, as required by Section 6.1 of the Operating Agreement, to initiate the final disposition, liquidation and distribution of all of the Company’s properties and assets within the next 12 to 24 months. On October 12, 2021, the proposal was approved with a majority of Units voting in favor of the proposal. As a result, the Managing Member is proceeding with the planned liquidation of the Company.

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

Substantially, all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Company has entered into lease modifications that deferred $19,360, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $6,453 as of September 30, 2021.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, is $78,000. As part of the agreement, the Company was to pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

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

In November 2021, the Company entered into an agreement to sell its Dollar Tree store in West Point, Mississippi to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,591,000, which will result in a net gain of approximately $332,000.

(5) Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the nine months ended September 30, 2021 and 2020, the Company declared distributions of $280,205 and $283,297, respectively. The Limited Members were allocated distributions of $271,799 and $274,798 and the Managing Members were allocated distributions of $8,406 and $8,499 for the periods, respectively. The Limited Members' distributions represented $0.16 per LLC Unit outstanding using 1,698,297 and 1,738,006 weighted average Units in 2021 and 2020, respectively. The distributions represented $0.04 and $0.03 per Unit of Net Income and $0.12 and $0.13 per Unit of return of contributed capital in 2021 and 2020, respectively.

For the nine months ended September 30, 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. For the nine months ended September 30, 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $9,444 in 2021.

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

At September 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2020.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS

(8)  COVID-19 Outbreak – (Continued)

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $19,360 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $6,453 as of September 30, 2021. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the nine months ended September 30, 2021 and 2020, the Company recognized rental income of $499,069 and $497,193, respectively. In 2021, rental income increased due to a rent increase on one property. Based on the scheduled rent for the properties owned as of October 31, 2021, the Company expects to recognize rental income of approximately $665,000 in 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $99,605 and $81,936, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $68,811 and $78,932, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, is $78,000. As part of the agreement, the Company was to pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

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

For the nine months ended September 30, 2021 and 2020, the Company recognized interest income of $866 and $3,105, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2021, the Company's cash balances decreased $131,439 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $291,319 in 2020 to $366,055 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2021 and an increase in LLC administration expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2021, the Company generated cash flow from the sale of real estate of $99,069.

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

In November 2021, the Company entered into an agreement to sell its Dollar Tree store in West Point, Mississippi to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,591,000, which will result in a net gain of approximately $332,000.

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

For the nine months ended September 30, 2021 and 2020, the Company declared distributions of $280,205 and $283,297, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $271,799 and $274,798 and the Managing Members were allocated distributions of $8,406 and $8,499 for the periods, respectively.

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

For the nine months ended September 30, 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. For the nine months ended September 30, 2020, the Company did not repurchase any Units from the Limited Members. The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $9,444 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 10, 2021	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)