Form 10-K
period 2021-12-31
AEI Income & Growth Fund 26 LLC
filed 2022-03-31
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2021

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
☐ Yes    ☒ No

As of June 30, 2021, there were 1,678,443.2 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,784,432.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1. BUSINESS.

AEI Income & Growth Fund 26 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on March 14, 2005. The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”), as the Managing Member, the Estate of Robert P. Johnson as the Special Managing Member until his withdrawal date effective March 31, 2020, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $100,000,000 of limited membership interests (the "Units") (10,000,000 Units at $10 per Unit) pursuant to a registration statement effective October 20, 2005. The Company commenced operations on April 3, 2006 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. The offering terminated October 19, 2007 when the extended offering period ended. The Company received subscriptions for 1,832,736 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $18,327,360 and $1,000, respectively.

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

Property Activity During the Last Three Years

As of December 31, 2018, the Company owned interests in nine properties with a total cost of $14,024,120. During 2019, the Company sold two property interests and received net sale proceeds of $1,905,734, which resulted in a net gain of $438,664. During 2019, the Company expended $1,042,610 to purchase one additional property interest as it reinvested cash generated from property sales. During 2021, the Company sold two property interests and received net sale proceeds of 1,696,854, which resulted in a net gain of $357,478. As of December 31, 2021, the Company owned interests in five properties with a total cost of $8,975,326.

Major Tenants

During 2021, four tenants each contributed more than ten percent of the Company's total rental income. The major tenants in aggregate contributed 88% of total rental income in 2021. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2022 with the exception of the Dollar Tree which was sold in 2021. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

Competition

The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

ITEM 1. BUSINESS. (Continued)

Employees

The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc., (Management Company), an affiliate of AFM. For the past two fiscal years, despite the COVID-19 pandemic, the Management Company has not made any reductions to employee compensation plans or employee benefit plans. The Management Company has increased the number of employees from 36 on December 31, 2020 to 39 at December 31, 2021 to support AFM’s business operations.

The Management Company believes the people who work for the company are its most important resources and are critical to its continued success. The Management Company focuses significant attention toward attracting and retaining talented and experienced individuals to manage and support its operations. The Management Company’s people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of the Management Company’s employees must adhere to a code of conduct that is outlined in AEI’s employee handbook which sets standards for appropriate behavior which includes preventing, identifying, reporting and stopping any type of discrimination.

Compensation and Benefits

The Management Company believes its compensation package and benefits are competitive with others in its industry. In addition to base pay, all eligible employees participate in the Management Company bonus program. The Management Company also offers employees a broad range of benefits, including medical, dental and ancillary health benefits and paid parental leave.

Workplace Safety and Wellness

The safety and well-being of the Management Company’s employees is its priority. During the COVID-19 pandemic, the Management Company implemented a COVID-19 Preparedness Plan which included safety protocols to assist in mitigating the risk of exposure to its employees and visitors. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of the Management Company’s operational functions during this time have required modification, including most of its employees working remotely. The Management Company’s experienced teams of people adapted to the changes in the work environment and have managed business successfully during this challenging time.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2021.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Biomat USA Plasma Center (1) Wichita, KS (40%)	4/3/06 to 6/30/06	$2,317,806		Biomat USA, Inc.	$37,071	$6.35

Cellular Connection Bluffton, IN	8/10/07	$1,180,116		The Cellular Connection LLC	$39,156	$21.67

Best Buy Store Eau Claire, WI (46%)	1/31/08	$3,031,012		Best Buy Stores, L.P.	$240,427	$11.03

Fresenius Medical Center Chicago, IL (54%)	12/30/14	$1,292,220	(2)	Fresenius Medical Care Chatham, LLC	$103,687	$25.60

Zales Store Enid, OK	3/17/15	$1,600,000	(2)	Zale Delaware, Inc.	$116,160	$24.23

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

At December 31, 2021, all properties listed above were 100% occupied. The only exception is the property in Wichita, Kansas that is 28% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2021, there were 444 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $31,395 and $11,332 were declared to the Managing Members and $2,361,900 and $366,397 were declared to the Limited Members for 2021 and 2020, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

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

Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2021, the Company did not purchase any Units.

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

At December 31, 2021, the estimated value of the Company’s Units was $6.36 per Unit. The Managing Member is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing Member relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

●
Opinions of value from real estate brokerage firms
●
Appraisal reports from independent commercial property appraisers
●
Industry market reports from real estate brokerage and appraisal firms
●
Market values from comparable properties listed for sale or recently sold
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value as of September 30, 2021. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2021 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell his units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Properties	$8,090,000	$9,348,000
Cash	1,224,000	1,339,000
Current liabilities	(179,000)	(131,000)
Sales Proceeds	1,655,000	0
Value attributable to the interest of the Managing Members	(108,000)	(106,000)
Value attributable to the interest of the Limited Members	$10,682,000	$10,450,000
LLC Units outstanding	1,678,443.20	1,738,006

ITEM 6. (Reserved)

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

Results of Operations

For the years ended December 31, 2021 and 2020, the Company recognized rental income of $656,749 and $663,063, respectively. In 2021, rental income decreased due to the sale of one property, which was partially offset by a rent increase on one property. Based on the scheduled rent for the properties owned as of February 28, 2022, the Company expects to recognize rental income of approximately $530,653 in 2022.

For the years ended December 31, 2021 and 2020, the Company incurred LLC administration expenses from affiliated parties of $124,596 and $108,100, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $88,271 and $100,625, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $19,366 of past due rent, which was not recorded for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, is $78,000. As part of the agreement, the Company was to pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. Due to ongoing difficulties relating to the COVID-19 pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations, the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for sale or lease with a real estate broker in the Wichita area.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owned a 55% interest in an Advance Auto Parts store in Middletown, Ohio. The remaining interest in the property was owned by an affiliate of the Company. On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners. While the property was vacant, the Company was responsible for its 55% share of real estate taxes and other costs associated with maintaining the property. The owners listed the property for sale or lease with a real estate broker in the Middletown area, and the property was sold to an unaffiliated third party on June 29, 2021. The annual rent from this property represented approximately 11% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow. However, at this time, the Company does not anticipate the need to further reduce its regular quarterly cash distribution rate.

Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company determined the Advance Auto store was impaired and recognized an additional real estate impairment of $78,376 to decrease the carrying value to the estimated fair value of $82,500. The charge was recorded against the cost of the land and building.

For the years ended December 31, 2021 and 2020, the Company recognized interest income of $1,248 and $3,441, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2021, the Company's cash balances increased $1,435,688 as a result of cash generated from the sale of properties and cash generated from operating activities in excess of distributions paid to the Members. During the year ended December 31, 2020, the Company's cash balance increased $24,107 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities increased from $401,836 in 2020 to $428,284 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2021 and an increase in LLC administration expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2021, the Company generated cash flow from the sale of real estate of $1,696,854.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

In November 2021, the Company entered into an agreement to sell its Dollar Tree store in West Point, Mississippi to an unrelated third party. On December 10, 2021, the sale closed with the Company receiving net proceeds of $1,597,785, which resulted in a gain of $338,872. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,535,714 and $276,801, respectively.

In March 2022, the Company entered into an agreement to sell its Zales store in Enid, Oklahoma to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,609,000, which will result in a net gain of approximately $451,000.

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

For the years ended December 31, 2021 and 2020, the Company declared distributions of $2,393,295 and $377,729, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $2,361,900 and $366,397 and the Managing Members received distributions of $31,395 and $11,332 for the years, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $2,020,202 in 2021. The Limited Members received distributions of $2,000,000 and the Managing Members received distributions of $20,202. The Limited Members’ distributions represented $1.19 per Unit for the year.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. On April 1, 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Partners in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2020, the Company did not repurchase any Units from the Limited Members.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 26 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	18 – 19

Balance Sheets as of December 31, 2021 and 2020	20

Statements for the Years Ended December 31, 2021 and 2020:

Operations	21

Cash Flows	22

Changes in Members’ Equity	23

Notes to Financial Statements	24 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Real Estate Investments

Description of the Matter

As described in Note 2 to the financial statements, the Company tests investments in real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. Management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its carrying value. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to future rental rates, occupancy levels, costs to obtain a tenant, holding expenses while vacant, and estimated sale proceeds. If the expected future cash flows are less than the carrying value of the property, the Company recognizes an impairment loss equal to the amount by which the carrying amount of the property exceeds the fair value of the property. Fair value is determined based on independent appraisals, selling prices of comparable properties, sale agreements under negotiation, and/or final selling prices.

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

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s real estate recoverability analysis included the following, among others:

●
We obtained an understanding and evaluated the design of controls over management’s evaluation of recoverability of real estate property assets, including management’s process for determining the key inputs utilized in estimating the undiscounted future cash flows.

●
We evaluated the undiscounted cash flow analysis, including management’s estimates of tenant occupancy, future rental income and estimated sale proceeds, for each real estate asset with possible impairment indicators by evaluating the adequacy and reasonableness of the source information and assumptions used by management and testing  mathematical accuracy of the analysis.

●
We made inquiries of management regarding the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the cash flow assumptions for the properties.

/s/ Boulay PLLP Boulay PLLP

We have served as the Company’s auditor since 2005.
PCAOB ID 542
Minneapolis, Minnesota
March 30, 2022

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2021	2020

Current Assets:
Cash	$2,790,915	$1,355,227
Rent Receivable	1,613	17,747
Total Current Assets	2,792,528	1,372,974

Real Estate Investments:
Land	2,559,432	2,848,286
Buildings	5,840,719	7,714,695
Acquired Intangible Lease Assets	575,175	808,152
Real Estate Held for Investment, at cost	8,975,326	11,371,133
Accumulated Depreciation and Amortization	(3,076,825)	(3,651,340)
Real Estate Held for Investment, Net	5,898,501	7,719,793
Long-Term Rent Receivable	0	1,613
Total Assets	$8,691,029	$9,094,380

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$38,903	$53,953
Distributions Payable	2,113,089	94,433
Total Current Liabilities	2,151,992	148,386

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	140,507

Members’ Equity:
Managing Members	0	(92,647)
Limited Members – 10,000,000 Units authorized; 1,678,443 and 1,738,006 Units issued and outstanding as of December 31, 2021 and 2020, respectively	6,539,037	8,898,134
Total Members’ Equity	6,539,037	8,805,487
Total Liabilities and Members’ Equity	$8,691,029	$9,094,380

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2021	2020

Rental Income	$656,749	$663,063

Expenses:
LLC Administration – Affiliates	124,596	108,100
LLC Administration and Property Management – Unrelated Parties	88,271	100,625
Depreciation and Amortization	360,952	410,004
Real Estate Impairment	0	78,376
Total Expenses	573,819	697,105

Operating Income (Loss)	82,930	(34,042)

Other Income:
Gain on Sale of Real Estate	357,478	0
Interest Income	1,248	3,441
Total Other Income	358,726	3,441

Net Income (Loss)	$441,656	$(30,601)

Net Loss Allocated:
Managing Members	$133,486	$(918)
Limited Members	308,170	(29,683)
Total	$441,656	$(30,601)

Net Loss per LLC Unit	$.18	$(.02)

Weighted Average Units Outstanding – Basic and Diluted	1,693,334	1,738,006

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2021	2020

Cash Flows from Operating Activities:
Net Income (Loss)	$441,656	$(30,601)

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	341,409	387,996
Real Estate Impairment	0	78,376
Gain on Sale of Real Estate	(357,478)	0
(Increase) Decrease in Rent Receivable	17,747	(19,360)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(15,050)	(14,155)
Increase (Decrease) in Unearned Rent	0	(420)
Total Adjustments	(13,372)	432,437
Net Cash Provided By (Used For) Operating Activities	428,284	401,836

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,696,854	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(374,639)	(377,729)
Repurchase of LLC Units	(314,811)	0
Net Cash Provided By (Used For) Financing Activities	(689,450)	(377,729)

Net Increase (Decrease) in Cash	1,435,688	24,107

Cash, beginning of year	1,355,227	1,331,120

Cash, end of year	$2,790,915	$1,355,227

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2019	$(80,397)	$9,294,214	$9,213,817	1,738,006.0

Distributions Declared	(11,332)	(366,397)	(377,729)

Net Loss	(918)	(29,683)	(30,601)

Balance, December 31, 2020	(92,647)	8,898,134	8,805,487	1,738,006.0

Distributions Declared	(31,395)	(2,361,900)	(2,393,295)

Repurchase of LLC Units	(9,444)	(305,367)	(314,811)	(59,562.80)

Net Income	133,486	308,170	441,656

Balance, December 31, 2021	$0	$6,539,037	$6,539,037	1,678,443.20

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(1)  Organization –

AEI Income & Growth Fund 26 LLC (“Company”), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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
DECEMBER 31, 2021 AND 2020

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP). Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates, and the difference could be material. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and the allocation of purchase price of real estate assets and intangible assets.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure. The Company is no longer subject to U.S. federal income tax examinations for tax years before 2018, and with few exceptions, is no longer subject to state tax examinations for tax years before 2018.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Company tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss equal to the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Company determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

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

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building, liabilities, intangible assets, revenues and expenses.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure. The Company had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2021 and 2020.

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

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented. Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2021 and 2020.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

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

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Company has entered into lease modifications that deferred $19,360, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $1,613 as of December 31, 2021.

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(3)  Related Party Transactions –

The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  property in Wichita, Kansas (40% – AEI Income & Growth Fund 25 LLC); Best Buy store (46% – AEI Income & Growth Fund XXI Limited Partnership); and Fresenius Medical Center (54% – AEI Income & Growth Fund 27 LLC).

The Company owned a 55% interest in a former Advance Auto Parts store. AEI Income & Growth Fund 24 LLC, an affiliate of the Company, owned a 45% interest in this property until the property was sold to an unrelated third party in 2021.

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
	2021	2020

AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$124,596	$108,100

AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$88,271	$100,625

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Company.	$0	$0

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$9,858	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The Company's properties are commercial, single-tenant buildings. The building in Wichita, Kansas was constructed in 1996, renovated in 2001 and acquired in 2006. The Cellualar Connection store was constructed and acquired in 2007. The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008. The Fresenius Medical Center was constructed in 2012 and acquired in 2014. The Zales store was constructed in 1983, renovated in 2014 and acquired in 2015. There have been no costs capitalized as improvements subsequent to the acquisitions, except for $30,000 of tenant improvements related to the Cellular Connection store.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2021 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Biomat USA, Wichita, KS	$507,489	$1,277,436	$1,784,925	$861,997
Cellular Connection, Bluffton, IN	344,008	836,108	1,180,116	486,696
Best Buy, Eau Claire, WI	803,535	2,158,403	2,961,938	923,330
Fresenius Medical Center, Chicago, IL	464,400	665,142	1,129,542	186,230
Zales, Enid, OK	440,000	903,630	1,343,630	245,479
	$2,559,432	$5,840,719	$8,400,151	$2,703,732

For the years ended December 31, 2021 and 2020, the Company recognized depreciation expense of $281,594 and $295,860, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2021		2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 43 and 55 months, respectively)	$502,569	$321,955	$735,546	$382,390

Above-Market Lease Intangibles (weighted average life of 34 and 46 months, respectively)	72,606	51,138	72,606	43,562
Acquired Intangible Lease Assets	$575,175	$373,093	$808,152	$425,952

Acquired Below-Market Lease Intangibles (weighted average life of 0 and 57 months, respectively)	$0	$0	$283,495	$142,988

For the years ended December 31, 2021 and 2020, the value of in-place lease intangibles amortized to expense was $79,358 and $114,144, the decrease to rental income for above-market leases was $7,576 and $7,576, and the increase to rental income for below-market leases was $27,119 and $29,584, respectively.

For lease intangibles not held for sale at December 31, 2021, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases	Increase to Rental Income for Below-Market Leases

2022	$57,072	$7,576	$0
2023	39,404	7,576	0
2024	34,594	6,316	0
2025	18,620	0	0
2026	18,620	0	0
	$168,310	$21,468	$0

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

The Company owns a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $19,366 of past due rent, which was not recorded for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, is $78,000. As part of the agreement, the Company was to pay a tenant improvement allowance of $64,000 when certain conditions are met by the tenant. Due to ongoing difficulties relating to the COVID-19 pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations, the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company that it does not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for sale or lease with a real estate broker in the Wichita area.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

The Company owned a 55% interest in an Advance Auto Parts store in Middletown, Ohio. The remaining interest in the property was owned by an affiliate of the Company. On July 31, 2019, the lease term ended, and the tenant returned possession of the property to the owners. While the property was vacant, the Company was responsible for its 55% share of real estate taxes and other costs associated with maintaining the property. The owners listed the property for sale or lease with a real estate broker in the Middletown area, and the property was sold to an unaffiliated third party on June 29, 2021. The annual rent from this property represented approximately 11% of the total annual rent of the Company’s property portfolio. The loss of rent and increased expenses related to this property decreased the Company’s cash flow.

Based on its long-lived asset valuation analysis in the fourth quarter of 2020, the Company determined the Advance Auto store was impaired and recognized an additional real estate impairment of $78,376 to decrease the carrying value to the estimated fair value of $82,500. The charge was recorded against the cost of the land and building.

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

In November 2021, the Company entered into an agreement to sell its Dollar Tree store in West Point, Mississippi to an unrelated third party. On December 10, 2021, the sale closed with the Company receiving net proceeds of $1,597,785, which resulted in a gain of $338,872. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,535,714 and $276,801, respectively.

In March 2022, the Company entered into an agreement to sell its Zales store in Enid, Oklahoma to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net proceeds of approximately $1,609,000, which will result in a net gain of approximately $451,000.

For properties owned as of December 31, 2021, the minimum future rent payments required by the leases are as follows:
2022	$538,229
2023	283,350
2024	244,622
2025	150,591
2026	153,429
Thereafter	93,372
$1,463,593

There were no contingent rents recognized in 2021 and 2020.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	2021	2020

Best Buy Stores, L.P.	$240,427	$240,427
Dollar Tree Stores, Inc.	128,262	137,084
Zale Delaware Inc.	108,584	108,584
Fresenius Medical Care of Illinois	102,844	100,336
Aggregate rental income of major tenants	$580,117	$586,431
Aggregate rental income of major tenants as a percentage of total rental income	88%	88%

(6)  Members’ Equity –

For the years ended December 31, 2021 and 2020, the Company declared distributions of $2,393,295 and $377,729. The Limited Members received distributions of $2,361,900 and $366,397 and the Managing Members received distributions of $31,395 and $11,332 for the years, respectively. The Limited Members' distributions represented $1.39 and $0.21 per LLC Unit outstanding using 1,693,334 and 1,738,006 weighted average Units in both years. The distributions represented $.18 and $0 per Unit of Net Income and $1.21 and $0.21 per Unit of return of contributed capital in 2021 and 2020, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $2,020,202 in 2021. The Limited Members received distributions of $2,000,000 and the Managing Members received distributions of $20,202. The Limited Members’ distributions represented $1.19 per Unit for the year.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company On April 1, 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Partners in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2020, the Company did not repurchase any Units from the Limited Members.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2021	2020

Net Income (Loss) for Financial Reporting Purposes	$441,656	$(30,601)

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	73,902	130,726

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(19,366)	(420)

Real Estate Impairment Loss Not Recognized for Tax Purposes	0	78,376

Loss on Sale of Real Estate for Tax Purposes Compared to Gain for Financial Reporting Purposes	(716,856)	0
Taxable Income (Loss) to Members	$(220,664)	$178,081

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2021	2020

Members’ Equity for Financial Reporting Purposes	$6,539,037	$8,805,487

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,458,617	2,101,571

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	19,366

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,691,997	2,691,997
Members’ Equity for Tax Reporting Purposes	$10,689,651	$13,618,421

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $19,360 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $1,613 as of December 31, 2021. The Company continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited liability company and has no officers, directors, or direct employees. The Managing Members manage and control the Company’s affairs and have general responsibility and the ultimate authority in all matters affecting the Company’s business. The Managing Members are AEI Fund Management XXI, Inc. (“AFM”), the Managing Member, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM, and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, deceased, was Chief Executive Officer and sole director and had held these positions since the formation of AFM in August 1994, and had been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to his date of death, May 22, 2021, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he was involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson was the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson was Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson was a general partner or principal of the general partner in eight limited partnerships up until his date of death.

Marni J. Nygard, Esq., age 47, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2022. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 58, is Chief Operating Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

Patrick W. Keene, CPA (inactive), age 62, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI. Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager. Mr. Keene was responsible for all accounting functions of AFM and the registrant.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 47, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2021, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2022. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mrs. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2021. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2021 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2022:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Paticia L. Johnson	0	0.00%
Marni J. Nygard	0	0.00%
Kevin S. Steele	0	0.00%
Keith E. Petersen	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2021 and 2020.

Neither the registrant, nor the Managing Member of the registrant, has a board of directors consisting of any members who are “independent.”  In 2020 through date of his death, the sole director of the Managing Member, Robert P. Johnson, was the Chief Executive Officer, and indirectly the principal owner, of the Managing Member. Patricia Johnson now serves as the sole director of the Managing Member.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the Managing Members, except as performed in connection with the audit of its financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2021, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2021.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (March 14, 2005) To December 31, 2021

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, excluding proceeds from distribution reinvestments, most of which were reallowed to Participating Dealers.	$1,790,447

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$916,368

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$450,049

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,285,148

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$215,538

Managing Members	3% of Net Cash Flow in any fiscal year.	$374,024

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$18,500

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2021 and 2020:

Fee Category	2021	2020

Audit Fees	$21,510	$20,630
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$21,510	20,630

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

(a) (1) A list of the financial statements contained herein is set forth on page 17.

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

AEI INCOME & GROWTH FUND 26
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 30, 2022	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2022
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2022
Keith E. Petersen	(Principal Accounting Officer)