Form 10-Q
period 2022-03-31
AEI Income & Growth Fund 26 LLC
filed 2022-05-13
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2022

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

As of May 10, 2022, there were 1,670,110.33 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Statements for the Periods ended March 31, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$758,059	$2,790,915
Rent Receivable	0	1,613
Total Current Assets	758,059	2,792,528

Real Estate Investments:
Land	2,119,432	2,559,432
Buildings	4,937,089	5,840,719
Acquired Intangible Lease Assets	318,805	575,175
Real Estate Held for Investment, at cost	7,375,326	8,975,326
Accumulated Depreciation and Amortization	(2,709,032)	(3,076,825)
Real Estate Held for Investment, Net	4,666,294	5,898,501
Real Estate Held for Sale	1,158,221	0
Total Real Estate Investments	5,824,515	5,898,501
Total Assets	$6,582,574	$8,691,029

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$37,319	$38,903
Distributions Payable	92,887	2,113,089
Total Current Liabilities	130,206	2,151,992

Members’ Equity:
Managing Members	(2,600)	0
Limited Members – 10,000,000 Units authorized; 1,678,443 Units issued and outstanding as of 3/31/2022 and 12/31/2021	6,454,968	6,539,037
Total Members’ Equity	6,452,368	6,539,037
Total Liabilities and Members’ Equity	$6,582,574	$8,691,029

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2022	2021

Rental Income	$132,647	$166,275

Expenses:
LLC Administration – Affiliates	28,099	32,461
LLC Administration and Property Management – Unrelated Parties	26,436	25,223
Depreciation and Amortization	72,092	92,860
Total Expenses	126,627	150,544

Operating Income	6,020	15,731

Other Income:
Interest Income	198	324

Net Income	$6,218	$16,055

Net Income Allocated:
Managing Members	$187	$482
Limited Members	6,031	15,573
Total	$6,218	$16,055

Net Income per LLC Unit	$.00	$.01

Weighted Average Units Outstanding – Basic and Diluted	1,678,443	1,738,006

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net Income	$6,218	$16,055

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	73,986	87,358
(Increase) Decrease in Rent Receivable	1,613	3,227
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(1,584)	7,652
Total Adjustments	74,015	98,237
Net Cash Provided By (Used For) Operating Activities	80,233	114,292

Cash Flows from Financing Activities:
Distributions Paid to Members	(2,113,089)	(94,433)

Net Increase (Decrease) in Cash	(2,032,856)	19,859

Cash, beginning of period	2,790,915	1,355,227

Cash, end of period	$758,059	$1,375,086

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$(92,647)	$8,898,134	$8,805,487	1,738,006.0

Distributions Declared	(2,833)	(91,600)	(94,433)

Net Income	482	15,573	16,055

Balance, March 31, 2021	$(94,998)	$8,822,107	$8,727,109	1,738,006.0

Balance, December 31, 2021	$0	$6,539,037	$6,539,037	1,678,443.20

Distributions Declared	(2,787)	(90,100)	(92,887)

Net Income	187	6,031	6,218

Balance, March 31, 2022	$(2,600)	$6,454,968	$6,452,368	1,678,443.20

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
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
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are expected to have a significant impact on the Company's financial position, results of operations, and cash flows.

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
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, was $78,000. As part of the agreement, the Company would pay a tenant improvement allowance of $64,000 when certain conditions were met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fund Center, LLC informed the Company that it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

In March 2022, the Company entered into an agreement to sell its Zales store in Enid, Oklahoma to an unrelated third party. On April 29, 2022 the sale closed with the Company receiving net proceeds of approximately $1,609,000, which resulted in a gain of approximately $451,000. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,600,000 and $441,779, respectively.

In April 2022, the Company entered into an agreement with the tenant of the Fresenius Medical Care in Chicago, Illinois to extend the lease term five years to end on April 30, 2032. As part of the agreement, the annual rent will continue to increase annually at 2.5%.

On May 11, 2022, the Company solid its 46% joint-venture interest in the Best Buy property in Eau Claire, Wisconsin to AEI Income & Growth Fund XXI LP, an affiliate of the Company that owns an interest in the property. The sale price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of approximately $3,720,000, which resulted in a gain of approximately $1,696,000. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,031,012 and $1,006,724, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Members’ Equity –

For the three months ended March 31, 2022 and 2021, the Company declared distributions of $92,887 and $94,433, respectively. The Limited Members were allocated distributions of $90,100 and $91,600 and the Managing Members were allocated distributions of $2,787 and $2,833 for the periods, respectively. The Limited Members' distributions represented $0.05 and $0.05 per LLC Unit outstanding using 1,678,443 and 1,738,006 weighted average Units in 2022 and 2021, respectively. The distributions represented $0.00 and $0.01 per Unit of Net Income and $0.05 and $0.04 per Unit of return of contributed capital in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

At March 31, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Factors Which May Influence Results of Operations

The Company is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak and continuing effect of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.

Results of Operations

For the three months ended March 31, 2022 and 2021, the Company recognized rental income of $132,647 and $166,275, respectively. In 2022, rental income decreased due to a sale of one property in 2021, which was partially offset by a rent increase on one property. Based on the scheduled rent for the properties owned as of April 30, 2022, the Company expects to recognize rental income of approximately $453,000 in 2022.

For the three months ended March 31, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $28,099 and $32,461, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $26,436 and $25,223, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, was $78,000. As part of the agreement, the Company would pay a tenant improvement allowance of $64,000 when certain conditions were met by the tenant. Due to ongoing difficulties due to the COVID-19 Pandemic the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fund Center, LLC informed the Company that it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020. The property is currently being marketed for lease with a real estate broker in the Wichita area.

For the three months ended March 31, 2022 and 2021, the Company recognized interest income of $198 and $324, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2022, the Company's cash balances decreased $2,032,856 as a result of distributions paid to the Members in excess of cash generated from operating activities. During the three months ended March 31, 2021, the Company's cash balances increased $19,859 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $114,292 in 2021 to $80,233 in 2022 as a result of a decrease in rental income and interest income, which were partially offset by a decrease in LLC administration and property management expenses in 2022 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2022 and 2021, the Company did not complete any property acquisitions or property sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In March 2022, the Company entered into an agreement to sell its Zales store in Enid, Oklahoma to an unrelated third party. On April 29, 2022, the sale closed with the Company receiving net proceeds of approximately $1,609,000, which resulted in a net gain of approximately $451,000. At the time of the sale, the cost and related accumulated depreciation was $1,600,000 and $441,779, respectively.

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

For the three months ended March 31, 2022 and 2021, the Company declared distributions of $92,887 and $94,433, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $90,100 and $91,600 and the Managing Members were allocated distributions of $2,787 and $2,833 for the periods, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2022 and 2021, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2022	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)