Form 10-Q
period 2022-06-30
AEI Income & Growth Fund 26 LLC
filed 2022-08-11
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2022

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

As of July 31, 2022, there were 1,670,110.33 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Statements for the Periods ended June 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18-19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$5,987,017	$2,790,915
Rent Receivable	0	1,613
Total Current Assets	5,987,017	2,792,528

Real Estate Investments:
Land	1,315,897	2,559,432
Buildings	2,778,686	5,840,719
Acquired Intangible Lease Assets	249,731	575,175
Real Estate Held for Investment, at cost	4,344,314	8,975,326
Accumulated Depreciation and Amortization	(1,742,968)	(3,076,825)
Real Estate Held for Investment, Net	2,601,346	5,898,501
Total Assets	$8,588,363	$8,691,029

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$60,194	$38,903
Distributions Payable	4,627,826	2,113,089
Total Current Liabilities	4,688,020	2,151,992

Members’ Equity:
Managing Members	20,828	0
Limited Members – 10,000,000 Units authorized; 1,670,110.33 and 1,678,443.20 Units issued and outstanding as of 6/30/2022 and 12/31/2021	3,879,515	6,539,037
Total Members’ Equity	3,900,343	6,539,037
Total Liabilities and Members’ Equity	$8,588,363	$8,691,029

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Rental Income	$80,943	$166,292	$213,590	$332,567

Expenses:
LLC Administration – Affiliates	21,443	31,911	49,542	64,372
LLC Administration and Property Management – Unrelated Parties	32,216	25,984	58,652	51,207
Depreciation and Amortization	40,660	91,841	112,752	184,701
Total Expenses	94,319	149,736	220,946	300,280

Operating Income (Loss)	(13,376)	16,556	(7,356)	32,287

Other Income:
Gain on Sale of Real Estate	2,135,228	18,606	2,135,228	18,606
Interest Income	1,922	257	2,120	581
Total Other Income	2,137,150	18,863	2,137,348	19,187

Net Income	$2,123,774	$35,419	$2,129,992	$51,474

Net Income Allocated:
Managing Members	$72,793	$1,062	$72,980	$1,544
Limited Members	2,050,981	34,357	2,057,012	49,930
Total	$2,123,774	$35,419	$2,129,992	$51,474

Net Income per LLC Unit	$1.23	$.02	$1.23	$.03

Weighted Average Units Outstanding – Basic and Diluted	1,670,110	1,678,443	1,674,277	1,708,225

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$2,129,992	$51,474

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	114,646	173,697
Gain on Sale of Real Estate	(2,135,228)	(18,606)
(Increase) Decrease in Rent Receivable	1,613	8,067
Increase (Decrease) in Payable to AEI Fund Management, Inc.	21,291	14,514

Total Adjustments	(1,997,678)	177,672
Net Cash Provided By (Used For) Operating Activities	132,314	229,146

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	5,317,737	99,069

Cash Flows from Financing Activities:
Distributions Paid to Members	(2,205,976)	(188,866)
Repurchase of LLC Units	(47,973)	(314,811)
Net Cash Provided By (Used For) Financing Activities	(2,253,949)	(503,677)

Net Increase (Decrease) in Cash	3,196,102	(175,462)

Cash, beginning of period	2,790,915	1,355,227

Cash, end of period	$5,987,017	$1,179,765

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$(92,647)	$8,898,134	$8,805,487	1,738,006.0

Distributions Declared	(2,833)	(91,600)	(94,433)

Net Income	482	15,573	16,055

Balance, March 31, 2021	(94,998)	8,822,107	8,727,109	1,738,006.0

Distributions Declared	(2,786)	(90,100)	(92,886)

Repurchase of LLC Units	(9,444)	(305,367)	(314,811)	(59,562.8)

Net Income	1,062	34,357	35,419

Balance, June 30, 2021	$(106,166)	$8,460,997	$8,354,831	1,678,443.2

Balance, December 31, 2021	$0	$6,539,037	$6,539,037	1,678,443.20

Distributions Declared	(2,787)	(90,100)	(92,887)

Net Income	187	6,031	6,218

Balance, March 31, 2022	(2,600)	6,454,968	6,452,368	1,678,443.20

Distributions Declared	(47,926)	(4,579,900)	(4,627,826)

Repurchase of LLC Units	(1,439)	(46,534)	(47,973)	(8,332.87)

Net Income	72,793	2,050,981	2,123,774

Balance, June 30, 2022	$20,828	$3,879,515	$3,900,343	1,670,110.33

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
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

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are not expected to have a significant impact on the Company's financial position, results of operations, and cash flows.

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

In March 2022, the Company entered into an agreement to sell its Zales store in Enid, Oklahoma to an unrelated third party. On April 29, 2022 the sale closed with the Company receiving net proceeds of $1,607,072, which resulted in a gain of $448,851. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,600,000 and $441,779, respectively.

In April 2022, the Company entered into an agreement with the tenant of the Fresenius Medical Care in Chicago, Illinois to extend the lease term five years to end on April 30, 2032. As part of the agreement, the annual rent will continue to increase annually at 2.5%.

On May 11, 2022, the Company sold its 46% joint-venture interest in the Best Buy property in Eau Claire, Wisconsin to AEI Income & Growth Fund XXI LP, an affiliate of the Company that owns an interest in the property. The sale price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $3,710,665, which resulted in a gain of $1,686,377. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,031,012 and $1,006,724, respectively.

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the six months ended June 30, 2022 and 2021, the Company declared distributions of $4,720,713 and $187,319, respectively. The Limited Members were allocated distributions of $4,670,000 and $181,700 and the Managing Members were allocated distributions of $50,713 and $5,619 for the periods, respectively. The Limited Members' distributions represented $2.79 and $0.11 per LLC Unit outstanding using 1,674,277 and 1,708,225 weighted average Units in 2022 and 2021, respectively. The distributions represented $1.23 and $0.03 per Unit of Net Income and $1.56 and $0.08 per Unit of return of contributed capital in 2022 and 2021, respectively.

On April 1, 2022, the Company repurchased a total of 8,332.87 Units for $46,534 from five Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. On April 1, 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Members. The Company acquired these Units using net sales proceeds.  The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $1,439 and $9,444 in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

At June 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

For the six months ended June 30, 2022 and 2021, the Company recognized rental income of $213,590 and $332,567, respectively. In 2022, rental income decreased due to a sale of one property in 2021 and two properties in 2022, which was partially offset by a rent increase on one property. Based on the scheduled rent for the properties owned as of July 31, 2022, the Company expects to recognize rental income of approximately $299,000 in 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $49,542 and $64,372, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $58,652 and $51,207, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the six months ended June 30, 2022 and 2021, the Company recognized interest income of $2,120 and $581, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2022, the Company's cash balances increased $3,196,102 as a result of cash generated from the sale of two properties, which was partially offset by distributions paid to the Members and cash used to repurchase Units. During the six months ended June 30, 2021, the Company's cash balances decreased $175,462 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $229,146 in 2021 to $132,314 in 2022 as a result of a decrease in rental income and interest income, which were partially offset by a decrease in LLC administration and property management expenses in 2022.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2022 and 2021, the Company generated cash flow from the sale of real estate of $5,317,737 and $99,069, respectively.

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

In March 2022, the Company entered into an agreement to sell its Zales store in Enid, Oklahoma to an unrelated third party. On April 29, 2022 the sale closed with the Company receiving net proceeds of $1,607,072, which resulted in a gain of $448,851. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,600,000 and $441,779, respectively.

On May 11, 2022, the Company sold its 46% joint-venture interest in the Best Buy property in Eau Claire, Wisconsin to AEI Income & Growth Fund XXI LP, an affiliate of the Company that owns an interest in the property. The sale price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $3,710,665, which resulted in a gain of $1,686,377. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,031,012 and $1,006,724, respectively.

The Company’s primary use of cash flow, as a result of the planned liquidation, is distribution payments to Members and cash used to repurchase Units. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. The Company may repurchase tendered Units on April 1st and October 1st of each year subject to limitations.

For the six months ended June 30, 2022 and 2021, the Company declared distributions of $4,720,713 and $187,319, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $4,670,000 and $181,700 and the Managing Members were allocated distributions of $50,713 and $5,619 for the periods, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On April 1, 2022, the Company repurchased a total of 8,332.87 Units for $46,534 from five Limited Members in accordance with the Operating Agreement. The Company acquired these Units using net sales proceeds. On April 1, 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Members. The Company acquired these Units using net sales proceeds.  The repurchases increase the remaining Limited Members’ ownership interest in the Company. As a result of these repurchases and pursuant to the Operating Agreement, the Managing Members received distributions of $1,439 and $9,444 in 2022 and 2021, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS. (CONTINUED)

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/22 to 4/30/22	8,332.87	$5.58	162,625.67 (1)	(2)

5/1/22 to 5/31/22	--	--	--	--

6/1/21 to 6/30/22	--	--	--	--

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

Dated: August 10, 2022	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)