Form 10-Q
period 2022-09-30
AEI Income & Growth Fund 26 LLC
filed 2022-11-14
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2022

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

As of October 31, 2022, there were 1,669,943.66 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Statements for the Periods ended September 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$1,375,422	$2,790,915
Rent Receivable	0	1,613
Total Current Assets	1,375,422	2,792,528

Real Estate Investments:
Land	808,408	2,559,432
Buildings	1,501,250	5,840,719
Acquired Intangible Lease Assets	162,678	575,175
Real Estate Held for Investment, at cost	2,472,336	8,975,326
Accumulated Depreciation and Amortization	(823,390)	(3,076,825)
Real Estate Held for Investment, Net	1,648,946	5,898,501
Real Estate Held for Sale	920,541	0
Total Real Estate Investments	2,569,487	5,898,501
Total Assets	$3,944,909	$8,691,029

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$63,024	$38,903
Distributions Payable	59,175	2,113,089
Total Current Liabilities	122,199	2,151,992

Members’ Equity:
Managing Members	20,806	0
Limited Members – 10,000,000 Units authorized; 1,670,110.33 and 1,678,443.20 Units issued and outstanding as of 9/30/2022 and 12/31/2021	3,801,904	6,539,037
Total Members’ Equity	3,822,710	6,539,037
Total Liabilities and Members’ Equity	$3,944,909	$8,691,029

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Rental Income	$45,627	$166,502	$259,217	$499,069

Expenses:
LLC Administration – Affiliates	18,070	35,233	67,612	99,605
LLC Administration and Property Management – Unrelated Parties	16,805	17,604	75,457	68,811
Depreciation and Amortization	31,859	91,332	144,611	276,033
Total Expenses	66,734	144,169	287,680	444,449

Operating Income (Loss)	(21,107)	22,333	(28,463)	54,620

Other Income:
Gain on Sale of Real Estate	0	0	2,135,228	18,606
Interest Income	2,649	285	4,769	866
Total Other Income	2,649	285	2,139,997	19,472

Net Income (Loss)	$(18,458)	$22,618	$2,111,534	$74,092

Net Income (Loss) Allocated:
Managing Members	$1,753	$679	$74,733	$2,223
Limited Members	(20,211)	21,939	2,036,801	71,869
Total	$(18,458)	$22,618	$2,111,534	$74,092

Net Income (Loss) per LLC Unit	$(.01)	$.01	$1.22	$.04

Weighted Average Units Outstanding – Basic and Diluted	1,670,110	1,678,443	1,672,887	1,698,297

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$2,111,534	$74,092

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	146,505	259,527
Gain on Sale of Real Estate	(2,135,228)	(18,606)
(Increase) Decrease in Rent Receivable	1,613	12,907
Increase (Decrease) in Payable to AEI Fund Management, Inc.	24,121	38,135

Total Adjustments	(1,962,989)	291,963
Net Cash Provided By (Used For) Operating Activities	148,545	366,055

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	5,317,737	99,069

Cash Flows from Financing Activities:
Distributions Paid to Members	(6,833,802)	(281,752)
Repurchase of LLC Units	(47,973)	(314,811)
Net Cash Provided By (Used For) Financing Activities	(6,881,775)	(596,563)

Net Increase (Decrease) in Cash	(1,415,493)	(131,439)

Cash, beginning of period	2,790,915	1,355,227

Cash, end of period	$1,375,422	$1,223,788

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$(92,647)	$8,898,134	$8,805,487	1,738,006.00

Distributions Declared	(2,833)	(91,600)	(94,433)
Net Income	482	15,573	16,055

Balance, March 31, 2021	(94,998)	8,822,107	8,727,109	1,738,006.00

Distributions Declared	(2,786)	(90,100)	(92,886)
Repurchase of LLC Units	(9,444)	(305,367)	(314,811)	(59,562.80)
Net Income	1,062	34,357	35,419

Balance, June 30, 2021	(106,166)	8,460,997	8,354,831	1,678,443.20

Distributions Declared	(2,787)	(90,099)	(92,886)
Net Income	679	21,939	22,618

Balance, September 30, 2021	$(108,274)	$8,392,837	$8,284,563	1,678,443.20

Balance, December 31, 2021	$0	$6,539,037	$6,539,037	1,678,443.20

Distributions Declared	(2,787)	(90,100)	(92,887)
Net Income	187	6,031	6,218

Balance, March 31, 2022	(2,600)	6,454,968	6,452,368	1,678,443.20

Distributions Declared	(47,926)	(4,579,900)	(4,627,826)
Repurchase of LLC Units	(1,439)	(46,534)	(47,973)	(8,332.87)
Net Income	72,793	2,050,981	2,123,774

Balance, June 30, 2022	20,828	3,879,515	3,900,343	1,670,110.33

Distributions Declared	(1,775)	(57,400)	(59,175)
Net Income (Loss)	1,753	(20,211)	(18,458)

Balance, September 30, 2022	$20,806	$3,801,904	$3,822,710	1,670,110.33
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2022
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

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, was $78,000. As part of the agreement, the Company would pay a tenant improvement allowance of $64,000 when certain conditions were met by the tenant. Due to ongoing difficulties due to the COVID-19 pandemic, the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021, the owner of Big Time Fund Center, LLC informed the Company that it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020.

In September 2022, the Company entered into an agreement to sell its 40% interest in the Biomat store in Wichita, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net sale proceeds of approximately $947,000, which will result in a net gain of approximately $27,000.  The property was classified as real estate held for sale on the balance sheet as of September 30, 2022.

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

In March 2022, the Company entered into an agreement to sell its 100% interest in the Zales store in Enid, Oklahoma to an unrelated third party. On April 29, 2022 the sale closed with the Company receiving net proceeds of $1,607,072, which resulted in a gain of $448,851. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,600,000 and $441,779, respectively.

In April 2022, the Company entered into an agreement with the tenant of the Fresenius Medical Care in Chicago, Illinois to extend the lease term five years to end on April 30, 2032. As part of the agreement, the annual rent will continue to increase annually at 2.5%.

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On May 11, 2022, the Company sold its 46% joint-venture interest in the Best Buy property in Eau Claire, Wisconsin to AEI Income & Growth Fund XXI LP, an affiliate of the Company that owns an interest in the property. The sale price of the property interest was based upon the property’s fair market value as determined by an independent, third-party, commercial property appraiser. The Company received net proceeds of $3,710,665, which resulted in a gain of In $1,686,377. At the time of the sale, the cost and related accumulated depreciation and amortization was $3,031,012 and $1,006,724, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the nine months ended September 30, 2022 and 2021, the Company declared distributions of $4,779,888 and $280,205, respectively. The Limited Members were allocated distributions of $4,727,400 and $271,799 and the Managing Members were allocated distributions of $52,488 and $8,406 for the periods, respectively. The Limited Members' distributions represented $2.83 and $0.16 per LLC Unit outstanding using 1,672,887 and 1,698,297 weighted average Units in 2022 and 2021, respectively. The distributions represented $1.22 and $0.04 per Unit of Net Income and $1.61 and $0.12 per Unit of return of contributed capital in 2022 and 2021, respectively.

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

(7)  Fair Value Measurements –

At September 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2022 and 2021, the Company recognized rental income of $259,217 and $499,069, respectively. In 2022, rental income decreased due to a sale of one property in 2021 and two properties in 2022, which was partially offset by a rent increase on one property. Based on the scheduled rent for the properties owned as of October 31, 2022, the Company expects to recognize rental income of approximately $299,000 in 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $67,612 and $99,605, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $75,457 and $68,811, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

In September 2022, the Company entered into an agreement to sell its 40% interest in the Biomat store in Wichita, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Company expects to receive net sale proceeds of approximately $947,000, which will result in a net gain of approximately $27,000.  The property was classified as real estate held for sale on the balance sheet as of September 30, 2022.

For the nine months ended September 30, 2022 and 2021, the Company recognized interest income of $4,769 and $866, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2022, the Company's cash balances decreased $1,415,493 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of two properties. During the nine months ended September 30, 2021, the Company's cash balances decreased $131,439 as a result of distributions paid to the Members and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2022 and 2021, the Company generated cash flow from the sale of real estate of $5,317,737 and $99,069, respectively.

Net cash provided by operating activities decreased from $366,055 in 2021 to $148,545 in 2022 as a result of a decrease in rental income, which was partially offset by a decrease in LLC administration and property management expenses in 2022.

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

For the nine months ended September 30, 2022 and 2021, the Company declared distributions of $4,779,888 and $280,205, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $4,727,400 and $271,799 and the Managing Members were allocated distributions of $52,488 and $8,406 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2022	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

	By:	/s/ Marni Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)