Form 10-K
period 2022-12-31
AEI Income & Growth Fund 26 LLC
filed 2023-03-31
CIK 1326321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2022

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2022, there were 1,670,110.33 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,701,103.

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

Property Activity During the Last Three Years

As of December 31, 2019, the Company owned interests in seven properties with a total cost of $11,166,014. During 2021, the Company sold two property interests and received net sale proceeds of $1,696,854, which resulted in a net gain of $357,478. During 2022, the Company sold two property interests and received net sale proceeds of $5,317,737, which resulted in a net gain of $2,135,228. As of December 31, 2022, the Company owned interests in three properties with a total cost of $4,344,314.

Major Tenants

During 2022, five tenants each contributed more than ten percent of the Company's total rental income. The major tenants in aggregate contributed 100% of total rental income in 2022. The Company sold the Best Buy and Zales properties during 2022, as well as the Biomat property in Wichita, KS during February 2023. It is anticipated that the Company will have two major tenants that will contribute more than ten percent of rental income in 2023 based on minimum rental payments required under the leases. Any failure of these major tenants could materially affect the Company's net income and cash distributions.

Competition

The Company is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Company. At the time the Company elects to dispose of its properties, it will be in competition with other persons and entities to find buyers for its properties.

ITEM 1. BUSINESS. (Continued)

Employees

The Company has no direct employees. Management services are performed for the Company by AEI Fund Management, Inc., (Management Company), an affiliate of AFM. For the past two fiscal years the Management Company has not made any reductions to employee compensation plans or employee benefit plans.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Company acquired and owned as of December 31, 2022.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Biomat USA Plasma Center (1) Wichita, KS (40%)	4/3/06 to 6/30/06	$2,317,806		Biomat USA, Inc.	$37,071	$6.35

Cellular Connection Bluffton, IN	8/10/07	$1,180,116		The Cellular Connection LLC	$39,156	$21.67

Fresenius Medical Center Chicago, IL (54%)	12/30/14	$1,292,220	(2)	Fresenius Medical Care Chatham, LLC	$106,279	$26.24

(1)  The lease for this tenant covers 28% of the square footage of the building.
(2)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  property in Wichita, Kansas (AEI Income & Growth Fund 25 LLC); and Fresenius Medical Center in Chicago, Illinois (AEI Income & Growth Fund 27 LLC).

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with three to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Fresenius Medical Center in Chicago, Illinois and Cellular Connection in Bluffton, Indiana were extended to end on April 30, 2032 and March 31, 2028, respectively.

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

At December 31, 2022, all properties listed above were 100% occupied. The only exception is the property in Wichita, Kansas that is 28% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2022, there were 439 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $54,263 and $31,395 were declared to the Managing Members and $4,784,800 and $2,361,900 were declared to the Limited Members for 2022 and 2021, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
10/1/22 to 10/31/22	166.66	$2.57	162,792.3(1)	(2)

11/1/22 to 11/30/22	--	--	--	--

12/1/22 to 12/31/22	--	--	--	--

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

At December 31, 2022, the estimated value of the Company’s Units was $2.78 per Unit. The Managing Member is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
●
Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Company's assets less the Company's liabilities, and less the value attributable to the interest of the Managing Members, divided by the number of Units outstanding. The Company's cash, receivables and liabilities were valued at face value as of September 30, 2022. Each of the Company's properties were valued by dividing their annual rental income as of December 1, 2022 by a capitalization rate the Managing Member believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Member may be able to sell units, or the fair market value of the Company properties, nor does it represent the amount of net proceeds Limited Members would receive if the Company properties were sold and the proceeds distributed in a liquidation of the Company.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Properties	$3,433,000	$8,090,000
Cash	1,376,000	1,224,000
Current liabilities	(122,000)	(179,000)
Sales proceeds	0	1,655,000
Value attributable to the interest of the Managing Members	(48,000)	(108,000)
Value attributable to the interest of the Limited Members	$4,639,000	$10,682,000
LLC Units outstanding	1,669,943.67	1,678,443.20

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

Results of Operations

For the years ended December 31, 2022 and 2021, the Company recognized rental income of $304,844 and $656,749, respectively. In 2022, rental income decreased due to the sale of three properties, which was partially offset by a rent increase on one property. Based on the scheduled rent for the properties owned as of February 28, 2023, the Company expects to recognize rental income of approximately $150,000 in 2023.

For the years ended December 31, 2022 and 2021, the Company incurred LLC administration expenses from affiliated parties of $85,936 and $124,596, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $86,111 and $88,271, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Company owned a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $19,366 of past due rent, which was not recorded for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant was to operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, is $78,000. As part of the agreement, the Company was to pay a tenant improvement allowance of $64,000 when certain conditions were met by the tenant. Due to ongoing difficulties relating to the COVID-19 pandemic, the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations, the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company that it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020.

In September 2022, the Company entered into an agreement to sell its 40% interest in the Biomat Clinic in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of approximately $944,000, which resulted in a gain of approximately $23,000. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,871,978 and $951,437, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

For the years ended December 31, 2022 and 2021, the Company recognized interest income of $9,605 and $1,248, respectively.

Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties’ tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

During the year ended December 31, 2022, the Company’s cash balance decreased $1,422,689 as a result of cash distributions paid to members in excess of cash generated from operating activities. During the year ended December 31, 2021, the Company’s cash balance increased $1,435,688 as a result of cash generated from operating activities in excess of distributions paid to the Members.

Net cash provided by operating activities decreased from $428,284 in 2021 to $200,964 in 2022 as a result of a decrease in total rental income in 2022, which was partially offset by an increase in interest income in 2022, a decrease in LLC administrative expenses, and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Company’s cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2022 and December 31, 2021, the Company generated cash flow from the sale of real estate of $5,317,737 and $1,696,854, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

In March 2022, the Company entered into an agreement to sell its Zales store in Enid, Oklahoma to an unrelated third party. On April 29, 2022, the sale closed with the Company receiving net proceeds of $1,607,072, which resulted in a gain of $448,851. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,600,000 and $441,779, respectively.

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

In January 2023, the Company entered into an agreement to sell its Fresenius Medical Care in Chicago, Illinois to an unrelated third party. The sale is subject to contingencies and may not be completed. The properry was classified as real estate held for sale at December 31, 2022. If the sale is completed, the Company expects to receive net proceeds of approximately $1,687,000, which will result in a net gain of approximately $717,000.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2022 and 2021, the Company declared distributions of $4,839,063 and $2,393,295, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members received distributions of $4,784,000 and $2,361,900 and the Managing Members received distributions of $54,263 and $31,395 for the years ended December 31, 2022 and 2021, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $4,545,455 and $2,020,202 in 2022 and 2021, respectively. The Limited Members received distributions of $4,500,000 and $2,000,000 and the Managing Members received distributions of $45,455 and $20,202. The Limited Members’ distributions represented $2.69 and $1.19 per Unit for the year.

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

During 2022, the Company repurchased a total of 8,499.5 Units for $46,962 from six Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See accompanying index to financial statements.

AEI INCOME & GROWTH FUND 26 LLC

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	20 – 21

Balance Sheets as of December 31, 2022 and 2021	22

Statements for the Years Ended December 31, 2022 and 2021:

Operations	23

Cash Flows	24

Changes in Members’ Equity	25

Notes to Financial Statements	26 – 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members:
AEI Income & Growth Fund 26 LLC
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund 26 LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

●
We evaluated the undiscounted cash flow analysis, including management’s estimates of tenant occupancy, future rental income and estimated sale proceeds, for each real estate asset with possible impairment indicators by evaluating the adequacy and reasonableness of the source information and assumptions used by management and testing the mathematical accuracy of the analysis.

●
We made inquiries of management regarding the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the cash flow assumptions for the properties.

●
If applicable, we evaluated any 2023 sale of properties to ascertain if the sale price was equal to or in excess of that property's carrying value.

/s/ Boulay PLLP Boulay PLLP
We have served as the Company’s auditor since 2005.
Minneapolis, Minnesota

March 30, 2023
AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2022	2021

Current Assets:
Cash	$1,368,226	$2,790,915
Rent Receivable	0	1,613
Total Current Assets	1,368,226	2,792,528

Real Estate Investments:
Land	344,008	2,559,432
Buildings	836,108	5,840,719
Acquired Intangible Lease Assets	0	575,175
Real Estate Held for Investment, at Cost	1,180,116	8,975,326
Accumulated Depreciation and Amortization	(524,396)	(3,076,825)
Real Estate Held for Investment, Net	655,720	5,898,501
Real Estate Held for Sale	1,894,393	0
Total Real Estate Investments	2,550,113	5,898,501
Total Assets	$3,918,339	$8,691,029

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Payable to AEI Fund Management, Inc.	$82,012	$38,903
Distributions Payable	59,176	2,113,089
Unearned Rent	11,946	0
Total Current Liabilities	153,134	2,151,992

Members’ Equity:
Managing Members	20,789	0
Limited Members – 10,000,000 Units authorized; 1,669,944 and 1,678,443 Units issued and outstanding as of December 31, 2022 and 2021, respectively	3,744,416	6,539,037
Total Members’ Equity	3,765,205	6,539,037
Total Liabilities and Members’ Equity	$3,918,339	$8,691,029

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2022	2021

Rental Income	$304,844	$656,749

Expenses:
LLC Administration – Affiliates	85,936	124,596
LLC Administration and Property Management – Unrelated Parties	86,111	88,271
Depreciation and Amortization	163,985	360,952
Total Expenses	336,032	573,819

Operating Income (Loss)	(31,188)	82,930

Other Income:
Gain on Sale of Real Estate	2,135,228	357,478
Interest Income	9,605	1,248
Total Other Income	2,144,833	358,726

Net Income	$2,113,645	$441,656

Net Income Allocated:
Managing Members	$76,504	$133,486
Limited Members	2,037,141	308,170
Total	$2,113,645	$441,656

Net Income per LLC Unit	$1.22	$.18

Weighted Average Units Outstanding – Basic and Diluted	1,672,152	1,693,334

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2022	2021

Cash Flows from Operating Activities:
Net Income	$2,113,645	$441,656

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	165,879	341,409
Gain on Sale of Real Estate	(2,135,228)	(357,478)
(Increase) Decrease in Rent Receivable	1,613	17,747
Increase (Decrease) in Payable to AEI Fund Management, Inc.	43,109	(15,050)
Increase (Decrease) in Unearned Rent	11,946	0
Total Adjustments	(1,912,681)	(13,372)
Net Cash Provided By (Used For) Operating Activities	200,964	428,284

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	5,317,737	1,696,854

Cash Flows from Financing Activities:
Distributions Paid to Members	(6,892,976)	(374,639)
Repurchase of LLC Units	(48,414)	(314,811)
Net Cash Provided By (Used For) Financing Activities	(6,941,390)	(689,450)

Net Increase (Decrease) in Cash	(1,422,689)	1,435,688

Cash, beginning of year	2,790,915	1,355,227

Cash, end of year	$1,368,226	$2,790,915

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2020	$(92,647)	$8,898,134	$8,805,487	1,738,006.0

Distributions Declared	(31,395)	(2,361,900)	(2,393,295)

Repurchase of LLC Units	(9,444)	(305,367)	(314,811)	(59,562.80)

Net Income	133,486	308,170	441,656

Balance, December 31, 2021	0	6,539,037	6,539,037	1,678,443.20

Distributions Declared	(54,263)	(4,784,800)	(4,839,063)

Repurchase of LLC Units	(1,452)	(46,962)	(48,414)	(8,499.53)

Net Income	76,504	2,037,141	2,113,645

Balance, December 31, 2022	$20,789	$3,744,416	$3,765,205	1,669,943.67

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(1)  Organization –

AEI Income & Growth Fund 26 LLC (the “Company”), a Limited Liability Company, was formed on March 14, 2005 to acquire and lease commercial properties to operating tenants. The Company’s operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing Member. Robert P. Johnson, the previous Chief Executive Officer and sole director of AFM, served as the Special Managing Member until his withdrawal date effective March 31, 2020. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Company.

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

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(1)  Organization – (Continued)

For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Operating Agreement as follows: (i) first, to those Members with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Members and 1% to the Managing Members until the aggregate balance in the Limited Members’ capital accounts equals the sum of the Limited Members’ Adjusted Capital Contributions plus an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Members and 10% to the Managing Members. Losses will be allocated 99% to the Limited Members and 1% to the Managing Members.

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
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

Cash Concentrations of Credit Risk

The Company’s cash is deposited in one financial institution and at times during the year it may exceed FDIC insurance limits.

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

The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly. Primarily due to its tax status as a partnership, the Company has no significant tax uncertainties that require recognition or disclosure. The Company is no longer subject to U.S. federal income tax examinations for tax years before 2019, and with few exceptions, is no longer subject to state tax examinations for tax years before 2019.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

Revenue Recognition

The Company’s real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental income according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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
DECEMBER 31, 2022 AND 2021

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

The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company’s percentage share of the properties’ land, building, liabilities, intangible assets, revenues and expenses.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

The Company’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2022 and 2021.

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

At December 31, 2022 and 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.

Income Per Unit

Income per LLC Unit is calculated based on the weighted average number of LLC Units outstanding during each period presented. Diluted income per LLC Unit considers the effect of any potentially dilutive Unit equivalents, of which the Company had none for each of the years ended December 31, 2022 and 2021.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Recently Adopted Accounting Pronouncements

During the year ended December 31, 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company made an election to account for such lease concessions consistent with how those concessions would be accounted for under lease guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Company entered into lease modifications that deferred $19,360, which was recognized as rental income for those deferred months in 2020. The rent receivable related to rental deferrals totaled $1,613 as of December 31, 2021. All rent receivables were collected in 2022.

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

The Company owned a 46% interest in a Best Buy store. AEI Income & Growth Fund XXI LP, an affiliate of the Company, owned a 54% interest in this property until AEI Income & Growth Fund XXI LP purchased the Companies 46% share during 2022.

AEI received the following reimbursements for costs and expenses from the Company for the years ended December 31:
		2022	2021
a.	AEI is reimbursed for costs incurred in providing services related to managing the Company’s operations and properties, maintaining the Company’s books, and communicating with the Limited Members.	$85,936	$124,596

b.	AEI is reimbursed for all direct expenses it paid on the Company’s behalf to third parties related to Company administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$86,111	$88,271

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Company.	$0	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Company.	$22,430	$9,858

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

The cost of the property not held for sale and related accumulated depreciation at December 31, 2022 is as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Cellular Connection, Bluffton, IN	344,008	836,108	1,180,116	524,396
	$344,008	$836,108	$1,180,116	$524,396

For the years ended December 31, 2022 and 2021, the Company recognized depreciation expense of $135,503 and $281,594, respectively.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2022		2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 0 and 43 months, respectively)	$0	$0	$502,569	$321,955

Above-Market Lease Intangibles (weighted average life of 0 and 34 months, respectively)	0	0	72,606	51,138
Acquired Intangible Lease Assets	$0	$0	$575,175	$373,093

Acquired Below-Market Lease Intangibles (weighted average life of 0 and 0 months, respectively)	$0	$0	$0	$0

For the years ended December 31, 2022 and 2021, the value of in-place lease intangibles amortized to expense was $28,482 and $79,358, the decrease to rental income for above-market leases was $1,894 and $7,576, and the increase to rental income for below-market leases was $0 and $27,119, respectively.

The Company owned a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. As of December 31, 2020, the tenant owed $19,366 of past due rent, which was not recorded for financial reporting purposes. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc., the Company will therefore not be receiving any of the past due rent. The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

On August 27, 2019, the Company entered into a lease agreement with a primary term of 10 years with BigTime Fun Center, LLC as a replacement tenant for 57% of the square footage of the property. The tenant will operate an indoor sports entertainment center in the space. The Company’s 40% share of annual rent, which was to commence on February 23, 2020, is $78,000. As part of the agreement, the Company was to pay a tenant improvement allowance of $64,000 when certain conditions were met by the tenant. Due to ongoing difficulties relating to the COVID-19 pandemic, the Company was negotiating a rent commencement date of April 1, 2021. As a part of the negotiations, the tenant improvement allowance was to be replaced with a ten month rent abatement starting April 1, 2021. Additionally, this agreement would forebear rent and additional charges for the period from February 23, 2020 to March 31, 2021. In September 2019, the Company paid $32,760 to a real estate broker for its 40% share of the lease commission due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. On January 22, 2021 the owner of Big Time Fun Center, LLC informed the Company that it did not intend to open the Wichita property. As a result of the tenant informing the Company of their intention not to open, the full amount of the lease commission was amortized in the fourth quarter of 2020.

In September 2022, the Company entered into an agreement to sell its 40% interest in the Biomat Clinic in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of approximately $944,000, which resulted in a gain of approximately $23,000. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,871,978 and $951,437, respectively.

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
DECEMBER 31, 2022 AND 2021

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

In March 2022, the Company entered into an agreement to sell its Zales store in Enid, Oklahoma to an unrelated third party. On April 29, 2022, the sale closed with the Company receiving net proceeds of $1,607,072, which resulted in a gain of $448,851. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,600,000 and $441,779, respectively.

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

In January 2023, the Company entered into an agreement to sell its Fresenius Medical Care in Chicago, Illinois to an unrelated third party. The sale is subject to contingencies and may not be completed. The property was classified as real estate held for sale at December 31, 2022. If the sale is completed, the Company expects to receive net proceeds of approximately $1,687,000, which will result in a net gain of approximately $717,000.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

For properties owned as of December 31, 2022, the minimum future rent payments required by the leases are as follows:
2023	$187,211
2024	190,890
2025	193,659
2026	196,497
2027	199,406
Thereafter	714,787
$1,682,450

There were no contingent rents recognized in 2022 and 2021.

The Biomat Clinic in Wichita, Kansas and the Fresenius Medical Care in Chicago, Illinois were classified as held for sale as of December 31, 2022. The carrying value for the Biomat Clinic and the Fresenius Medical Care properties were $920,541 and $973,852, respectively, as of December 31, 2022.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Company's total rental income for the years ended December 31:

Tenants	Industry	2022	2021

Best Buy Stores, L.P.	Retail	$86,606	$240,427
Dollar Tree Stores, Inc.	Retail	0	128,262
The Cellular Connection LLC	Retail	39,156	0
Grifols S.A	Medical	37,071	0
Zale Delaware Inc.	Retail	36,181	108,584
Fresenius Medical Care of Illinois	Medical	105,415	102,844
Aggregate rental income of major tenants		$304,429	$580,117
Aggregate rental income of major tenants as a percentage of total rental income		100%	88%

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(6)  Members’ Equity –

For the years ended December 31, 2022 and 2021, the Company declared distributions of $4,839,063 and $2,393,295. The Limited Members received distributions of $4,784,000 and $2,361,900 and the Managing Members received distributions of $54,263 and $31,395 for the years ended December 31, 2022 and 2021, respectively. The Limited Members' distributions represented $2.86 and $1.39 per LLC Unit outstanding using 1,672,152 and 1,693,334 weighted average Units in both years. The distributions represented $1.22 and $.18 per Unit of Net Income and $1.64 and $1.21 per Unit of return of contributed capital in 2022 and 2021, respectively.

As part of the distributions discussed above, the Company distributed net sale proceeds of $4,545,455 and $2,020,202 in 2022 and 2021, respectively. The Limited Members received distributions of $4,500,000 and $2,000,000 and the Managing Members received distributions of $45,455 and $20,202. The Limited Members’ distributions represented $2.69 and $1.19 per Unit for the year.

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

During 2022, the Company repurchased a total of 8,499.50 Units for $46,962 from six Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations. During 2021, the Company repurchased a total of 59,562.8 Units for $305,367 from eight Limited Members in accordance with the Operating Agreement. The Company acquired these Units using Net Cash Flow from operations.

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2022	2021

Net Income (Loss) for Financial Reporting Purposes	$2,113,645	$441,656

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	40,394	73,902

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	11,946	(19,366)

Real Estate Impairment Loss Not Recognized for Tax Purposes	0	0

Loss on Sale of Real Estate for Tax Purposes Compared to Gain for Financial Reporting Purposes	(531,541)	(716,856)
Taxable Income (Loss) to Members	$1,634,444	$(220,664)

The following is a reconciliation of Members’ Equity for financial reporting purposes to Members’ Equity reported for federal income tax purposes for the years ended December 31:

	2022	2021

Members’ Equity for Financial Reporting Purposes	$3,765,205	$6,539,037

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	967,470	1,458,617

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	11,946	0

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,691,997	2,691,997
Members’ Equity for Tax Reporting Purposes	$7,436,618	$10,689,651

AEI INCOME & GROWTH FUND 26 LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company had entered into a rent deferral agreement with one tenant. In June 2020, the Company entered into an agreement with the tenant of the Zales store in Enid, Oklahoma to defer base rent in April and May 2020. The tenant shall pay the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Company has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $19,360 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to rental deferrals totaled $1,613 as of December 31, 2021. All rent receivables were collected in 2022.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Marni J. Nygard, Esq., age 48, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2023. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 59, is Chief Operating Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 48, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020. He has been elected to continue in these positions until December 2023. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm as a Senior Tax Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2022. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2022 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2023:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2022 and 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions, (ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions and an Organization Fee, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2022, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2022.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (March 14, 2005) To December 31, 2022

AEI Securities, Inc.	Selling Commissions equal to 10% of proceeds, excluding proceeds from distribution reinvestments, most of which were reallowed to Participating Dealers.	$1,790,447

Managing Members and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$916,368

Managing Members and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$450,049

Managing Members and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,371,084

Managing Members and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$237,968

Managing Members	3% of Net Cash Flow in any fiscal year.	$428,287

Managing Members	1% of distributions of Net Proceeds of Sale until Limited Members have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 6.5% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$19,952

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Boulay PLLP for professional services rendered for the years ended December 31, 2022 and 2021:

Fee Category	2022	2021

Audit Fees	$17,400	$21,510
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,400	21,510

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

(a) (1) A list of the financial statements contained herein is set forth on page 18.

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

AEI INCOME & GROWTH FUND 26
Limited Liability Company
	By:	AEI Fund Management XXI, Inc.
Its Managing Member

March 30, 2023	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2023
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2023
Keith E. Petersen	(Principal Accounting Officer)