Form 10-Q
period 2023-03-31
AEI Income & Growth Fund 26 LLC
filed 2023-05-15
CIK 1326321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2023

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

As of May 15, 2023, there were 1,667,943.47 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND 26 LLC

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2023 and December 31, 2022	3

	Statements for the Periods ended March 31, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Members' Equity	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND 26 LLC
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$2,248,419	$1,368,226
Rent Receivable	1,281	0
Total Current Assets	2,249,700	1,368,226

Real Estate Investments:
Land	305,728	344,008
Buildings	742,388	836,108
Real Estate Held for Investment, at Cost	1,048,116	1,180,116
Accumulated Depreciation and Amortization	(533,821)	(524,396)
Real Estate Held for Investment, Net	514,295	655,720
Real Estate Held for Sale	970,536	1,894,393
Total Real Estate Investments	1,484,831	2,550,113
Total Assets	$3,734,531	$3,918,339

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$81,590	$82,012
Distributions Payable	59,175	59,176
Unearned Rent	8,856	11,946
Total Current Liabilities	149,621	153,134

Members’ Equity:
Managing Members	17,521	20,789
Limited Members – 10,000,000 Units authorized; 1,669,943.5 Units issued and outstanding as of 3/31/2023 and 12/31/2022	3,567,389	3,744,416
Total Members’ Equity	3,584,910	3,765,205
Total Liabilities and Members’ Equity	$3,734,531	$3,918,339

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2023	2022

Rental Income	$40,811	$132,647

Expenses:
LLC Administration – Affiliates	22,487	28,099
LLC Administration and Property Management – Unrelated Parties	29,686	26,436
Depreciation and Amortization	12,741	72,092
Real Estate Impairment	132,000	0
Total Expenses	196,914	126,627

Operating Income (Loss)	(156,103)	6,020

Other Income:
Gain on Sale of Real Estate	24,945	0
Interest Income	10,038	198
Total Other Income	34,983	198

Net Income (Loss)	$(121,120)	$6,218

Net Income (Loss) Allocated:
Managing Members	$(1,493)	$187
Limited Members	(119,627)	6,031
Total	$(121,120)	$6,218

Net Income (Loss) per LLC Unit	$(.07)	$.00

Weighted Average Units Outstanding – Basic and Diluted	1,669,943	1,678,443

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(121,120)	$6,218

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,741	73,986
Real Estate Impairment	132,000	0
Gain on Sale of Real Estate	(24,945)	0
(Increase) Decrease in Rent Receivable	(1,281)	1,613
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(422)	(1,584)
Increase (Decrease) in Unearned Rent	(3,090)	0
Total Adjustments	115,003	74,015
Net Cash Provided By (Used For) Operating Activities	(6,117)	80,233

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	945,486	0

Cash Flows from Financing Activities:
Distributions Paid to Members	(59,176)	(2,113,089)

Net Increase (Decrease) in Cash	880,193	(2,032,856)

Cash, beginning of period	1,368,226	2,790,915

Cash, end of period	$2,248,419	$758,059

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Managing Members	Limited Members	Total	Limited Member Units Outstanding

Balance, December 31, 2021	$0	$6,539,037	$6,539,037	1,678,443.20

Distributions Declared	(2,787)	(90,100)	(92,887)

Net Income	187	6,031	6,218

Balance, March 31, 2022	$(2,600)	$6,454,968	$6,452,368	1,678,443.20

Balance, December 31, 2022	$20,789	$3,744,416	$3,765,205	1,669,943.5

Distributions Declared	(1,775)	(57,400)	(59,175)

Net Income (Loss)	(1,493)	(119,627)	(121,120)

Balance, March 31, 2023	$17,521	$3,567,389	$3,584,910	1,669,943.5

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
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

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

Effective January 1, 2023, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This guidance changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial assets. The adoption of the guidance did not have a material impact on the Company's financial statements.

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

In September 2022, the Company entered into an agreement to sell its 40% interest in the Biomat Clinic in Wichita, Kansas to an unrelated third party. The property was classified as real estate held for sale at December 31, 2022. On February 9, 2023, the sale closed with the Company receiving net proceeds of $945,486, which resulted in a gain of $24,945. At the time of the sale, the cost and related accumulated depreciation and amortization was $1,871,978 and $951,437, respectively.

In January 2023, the Company entered into an agreement to sell its 54% interest in the Fresenius clinic in Chicago, Illinois to an unrelated third party. On May 8, 2023, the sale closed with the Company receiving net proceeds of approximately $1,677,402, which resulted in a net gain of approximately $707,000. At the time of the sale, the cost and related accumulated depreciation was $1,292,220 and $321,684, respectively. The property was classified as real estate held for sale on the balance sheet as of March 31, 2023.

In April 2022, the Company entered into an agreement with the tenant of the Fresenius Medical Care in Chicago, Illinois to extend the lease term five years to end on April 30, 2032. As part of the agreement, the annual rent will continue to increase annually at 2.5%.

In March 2023, the Company performed a long-lived asset valuation analysis and determined The Cellular Connection store in Bluffton, Indiana was impaired. As a result, in the first quarter of 2023, a charge to operations for real estate impairment of $132,000 was recognized, which was the difference between the carrying value at March 31, 2023 of approximately $640,000 and the estimated fair value of $508,000. The charge was recorded against the land and building in the amount of $38,280 and $93,720, respectively.

AEI INCOME & GROWTH FUND 26 LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In May 2023, the Company entered into an agreement to sell its interest in The Cellular Connection store in Bluffton, Indiana to an unrelated third party. The sale is subject to contingencies and may not be completed.  If the sale is completed, the Company expects to receive net sale proceeds of approximately $508,000, which will result in no gain or loss.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Members’ Equity –

For the three months ended March 31, 2023 and 2022, the Company declared distributions of $59,175 and $92,887, respectively. The Limited Members were allocated distributions of $57,400 and $90,100 and the Managing Members were allocated distributions of $1,775 and $2,787 for the periods ended March 31, 2023 and 2022, respectively. The Limited Members' distributions represented $0.03 and $0.05 per LLC Unit outstanding using 1,669,943 and 1,678,443 weighted average Units in 2023 and 2022, respectively. The distributions represented $0.00 and $0.00 per Unit of Net Income and $0.00 and $0.05 per Unit of return of contributed capital in 2023 and 2022, respectively.

(7)  Fair Value Measurements –

At March 31, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

During 2023, the Company impaired The Cellular Connection store in Bluffton, Indiana to its fair value of approximately $508,000. Fair value was determined using figures included in a purchase agreement entered into in May 2023 to sell the property, which is classified as level 2. An impairment of $132,000 was recognized during the first quarter of 2023.

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

Results of Operations

For the three months ended March 31, 2023 and 2022, the Company recognized rental income of $40,811 and $132,647, respectively. Rental income decreased due to a sale of one property in 2023 and two properties 2022. This was partially offset by a rent increase for one property in 2023.  Based on the scheduled rent for the properties owned as of April 30, 2023, the Company expects to recognize rental income of approximately $154,000 in 2023.

For the three months ended March 31, 2023 and 2022, the Company incurred LLC administration expenses from affiliated parties of $22,487 and $28,099, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $29,686 and $26,436, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Company owned a 40% interest in a former Sports Authority store in Wichita, Kansas. On March 2, 2016, the tenant, TSA Stores, Inc., and its parent company, The Sports Authority, Inc., the guarantor of the lease, filed for Chapter 11 bankruptcy reorganization. In June 2016, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2016, at which time the tenant returned possession of the property to the owners. On March 23, 2021, a motion to dismiss the bankruptcy case was issued by a federal judge to The Sports Authority, Inc.  The owners listed the property for lease with a real estate broker in the Wichita area. While the property was vacant, the Company was responsible for its 40% share of real estate taxes and other costs associated with maintaining the property.

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

In September 2022, the Company entered into an agreement to sell its 40% interest in the Biomat Clinic in Wichita, Kansas to an unrelated party.  The property was classified as real estate held for sale at December 31, 2022.  On February 9, 2023, the sale closed with the Company receiving net proceeds of $945,486, which resulted in a gain of $24,945.  At the time of the sale, the cost and related accumulated depreciation and amortization was $1,871,978 and $951,437, respectively.

For the three months ended March 31, 2023 and 2022, the Company recognized interest income of $10,038 and $198, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2023, the Company’s cash balances increased $880,193 as a result of cash received from the sale of real estate and an increase in interest income, which was partially offset by distributions paid to Members. During the three months ended March 31, 2022, the Company's cash balances decreased $2,032,856 as a result of distributions paid to the Members in excess of cash generated from operating activities.

Net cash provided by (used for) operating activities decreased from $80,233 in 2022 to $(6,117) in 2023 as a result of a decrease in rental income and real estate impairment recorded of $132,000.  This was partially offset by a decrease in LLC administration and property management expenses in 2022, net timing differences in the collection of payments from the tenants and the payment of expenses, and an increase in interest income.

The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2023, the Company generated cash flow from the sale of real estate of $945,486.

During the three months ended March 31, 2022, the Company did not complete any property acquisitions or property sales.

The Company’s primary use of cash flow, other than investment in real estate, is distribution payments to Members and cash used to repurchase Units. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. The Company may repurchase tendered Units on April 1st and October 1st of each year subject to limitations.

In January 2023, the Company entered into an agreement to sell its 54% interest in the Fresenius clinic in Chicago, Illinois to an unrelated third party. On May 8, 2023, the sale closed with the Company receiving net proceeds of approximately $1,677,402, which resulted in a net gain of approximately $707,000. At the time of the sale, the cost and related accumulated depreciation was $1,292,220 and $321,684, respectively. The property was classified as real estate held for sale on the balance sheet as of March 31, 2023.

In March 2023, the Company performed a long-lived asset valuation analysis and determined The Cellular Connection store in Bluffton, Indiana was impaired. As a result, in the first quarter of 2023, a charge to operations for real estate impairment of $132,000 was recognized, which was the difference between the carrying value at March 31, 2023 of approximately $640,000 and the estimated fair value of $508,000. The charge was recorded against the land and building in the amount of $38,280 and $93,720, respectively.

In May 2023, the Company entered into an agreement to sell its interest in The Cellular Connection store in Bluffton, Indiana to an unrelated third party. The sale is subject to contingencies and may not be completed If the sale is completed, the Company expects to receive net sale proceeds of approximately $508,000, which will result in no gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the three months ended March 31, 2023 and 2022, the Company declared distributions of $59,175 and $92,887, respectively. Pursuant to the Operating Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Members and 3% to the Managing Members. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Members and 1% to the Managing Members. The Limited Members were allocated distributions of $57,400 and $90,100 and the Managing Members were allocated distributions of $1,775 and $2,787 for the periods ended March 31, 2023 and 2022, respectively.

The Company may repurchase Units from Limited Members who have tendered their Units to the Company. Such Units may be acquired at a discount. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any Units from the Limited Members.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Company obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, the Company had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 15, 2023	AEI Income & Growth Fund 26 LLC
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing Member

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)